Form 10-Q
period 2021-09-30
Sight Sciences, Inc.
filed 2021-11-10
CIK 1531177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	SGHT	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 8, 2021, the registrant had 47,307,477 shares of Common Stock, par value $0.001 outstanding.

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

•
We depend on a limited number of single source suppliers for some of the components, accessories, and materials used in the manufacture and assembly of OMNI and TearCare and any shortfall in the supply chain may cause our business to materially suffer;
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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SIGHT SCIENCES, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$271,475	$61,511
Accounts receivable, net	8,920	5,363
Inventory, net	2,948	2,598
Prepaid expenses and other current assets	4,493	1,161
Total current assets	287,836	70,633
Property and equipment, net	1,420	1,269
Operating lease right-of-use assets	1,612	518
Other noncurrent assets	182	386
Total assets	$291,050	$72,806
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,839	$2,158
Accrued compensation	4,639	4,070
Accrued and other current liabilities	3,837	3,086
Total current liabilities	10,315	9,314
Long-term debt	32,486	31,955
Other noncurrent liabilities	2,273	3,055
Total liabilities	45,074	44,324
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock:
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized as of September 30, 2021, no shares issued and outstanding as of September 30, 2021; 14,241,390 shares authorized as of December 31, 2020, 12,767,202 shares issued and outstanding as of December 31, 2020; aggregate liquidation preference of $118.6 million as of December 31, 2020	—	117,331
Stockholders’ equity (deficit):
Common stock par value of $0.001 per share; 200,000,000 and 21,831,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 47,292,022 and 9,509,182 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	49	9
Additional paid-in-capital	382,992	1,183
Accumulated deficit	(137,065)	(90,041)
Total stockholders’ equity (deficit)	245,976	(88,849)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$291,050	$72,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$13,101	$8,651	$34,271	$18,649
Cost of goods sold	2,062	2,620	6,668	6,833
Gross profit	11,039	6,031	27,603	11,816
Operating expenses:
Research and development	4,279	2,158	11,265	6,001
Selling, general and administrative	20,790	11,228	53,100	29,570
Total operating expenses	25,069	13,386	64,365	35,571
Loss from operations	(14,030)	(7,355)	(36,762)	(23,755)
Interest income	—	1	—	30
Interest expense	(1,122)	(538)	(3,288)	(1,639)
Other expense, net	(2,001)	(197)	(6,884)	(179)
Loss before income taxes	(17,153)	(8,089)	(46,934)	(25,543)
Provision for income taxes	16	8	90	45
Net loss and comprehensive loss	$(17,169)	$(8,097)	$(47,024)	$(25,588)
Net loss per share attributable to common stockholders, basic and diluted	$(0.43)	$(0.85)	$(2.38)	$(2.70)
Weighted-average shares outstanding, basic and diluted	39,849,769	9,493,548	19,772,145	9,467,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2020	12,767,202	$117,331	9,509,182	$9	$1,183	$(90,041)	$(88,849)
Exercise of stock options	—	—	16,862	—	11	—	11
Stock-based compensation expense	—	—	—	—	277	—	277
Net loss and comprehensive loss	—	—	—	—	—	(12,240)	(12,240)
Balance at March 31, 2021	12,767,202	117,331	9,526,044	9	1,471	(102,281)	(100,801)
Exercise of stock options	—	—	205,988	—	196	—	196
Stock-based compensation expense	—	—	—	—	931	—	931
Net loss and comprehensive loss	—	—	—	—		(17,615)	(17,615)
Balance at June 30, 2021	12,767,202	117,331	9,732,032	9	2,598	(119,896)	(117,289)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(12,767,202)	(117,331)	25,534,404	27	117,304	—	117,331
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs of $23.8 million	—	—	11,500,000	12	252,162	—	252,174
Conversion of redeemable convertible preferred stock warrants to common stock warrants upon initial public offering	—	—	—	—	8,973	—	8,973
Exercise of common stock warrants	—	—	483,554	1	(1)	—	—
Exercise of stock options	—	—	42,032	—	57	—	57
Stock-based compensation expense	—	—	—	—	1,899	—	1,899
Net loss and comprehensive loss	—	—	—	—	—	(17,169)	(17,169)
Balance at September 30, 2021	—	—	47,292,022	49	382,992	(137,065)	245,976

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2019	9,804,640	$64,256	9,319,466	$9	$656	$(55,348)	$(54,683)
Issuance of Series E convertible preferred stock, net of issuance costs of $94	1,899,847	30,055	—	—	—	—	—
Exercise of stock options	—	—	1,500	—	1	—	1

Stock-based compensation expense	—	—	—	—	61	—	61
Net loss and comprehensive loss	—	—	—	—	—	(9,175)	(9,175)
Balance at March 31, 2020	11,704,487	94,311	9,320,966	9	718	(64,523)	(63,796)
Issuance of Series E convertible preferred stock	—	(12)	—	—	—	—	—
Exercise of stock options	—	—	20,520	—	7	—	7
Stock-based compensation expense	—	—			65	—	65
Net loss and comprehensive loss	—	—	—	—	—	(8,316)	(8,316)
Balance at June 30, 2020	11,704,487	94,299	9,341,486	9	790	(72,839)	(72,040)
Redeemable convertible preferred stock issuance cost	—	(55)	—	—	—	—	—
Exercise of stock options	—	—	34,346	—	12	—	12
Stock-based compensation expense	—	—	—	—	165	—	165
Net loss and comprehensive loss	—	—	—	—	—	(8,097)	(8,097)
Balance at September 30, 2020	11,704,487	94,244	9,375,832	9	967	(80,936)	(79,960)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(47,024)	$(25,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	457	418
Accretion of debt discount and amortization of debt issuance costs	531	421
Stock-based compensation expense	3,107	291
Provision for doubtful accounts receivable	149	188
Provision for excess and obsolete inventories	297	1,093
Amortization of right-of-use asset	448	414
Change in fair value of redeemable convertible preferred stock warrant	6,861	175
Loss on disposal of property and equipment	98	121
Proceeds from Paycheck Protection Program loan	—	(2,246)
Changes in operating assets and liabilities:
Accounts receivable	(3,707)	(1,170)
Inventory	(648)	(1,106)
Prepaid expenses and other current assets	(3,331)	(421)
Other noncurrent assets	204	130
Accounts payable	(319)	(104)
Accrued compensation	569	634
Accrued and other current liabilities	211	2,368
Other noncurrent liabilities	279	758
Net cash used in operating activities	(41,818)	(23,624)
Cash flows from investing activities:
Purchases of property and equipment	(656)	(651)
Net cash used in investing activities	(656)	(651)
Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	256,680	—
Payment of other offering costs related to the initial public offering	(4,506)
Debt issuance costs - third party	—	(126)
Proceeds from the issuance of redeemable convertible preferred stock	—	30,150
Redeemable convertible preferred stock issuance cost	—	(161)
Proceeds from exercise of common stock options	264	19
Net cash provided by financing activities	252,438	29,882
Net change in cash and cash equivalents	209,964	5,607
Cash and cash equivalents at beginning of period	61,511	21,237
Cash and cash equivalents at end of period	$271,475	$26,844

Supplemental disclosure of cash flow information
Cash paid for interest	$2,331	$936
Supplemental noncash disclosure
Acquisition of property and equipment included in accounts payable and accrued liabilities	$83	$123
Common Stock issued on conversion of convertible preferred stock	$117,331	$—
Common stock warrants issued on conversion of preferred stock warrants and the reclassification of the warrant liability	$8,973	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Company and Nature of Business

Description of Business

Sight Sciences, Inc. (the “Company”) was incorporated in the State of Delaware in 2010. The Company is located and headquartered in Menlo Park, California and has its principal commercial offices in Southlake, Texas. The Company is an ophthalmic medical device company focused on the development and commercialization of surgical and nonsurgical technologies for the treatment of prevalent eye diseases. The Company’s surgical glaucoma product portfolio features the OMNI® Surgical System, a device that facilitates the performance of both trabeculotomy and canaloplasty with a single device and single corneal incision. The Company’s nonsurgical dry eye product portfolio consists of the TearCare® System ("TearCare") for ophthalmologists and optometrists. TearCare is a wearable eyelid technology that delivers highly targeted and adjustable heat to the meibomian glands of the eyelids.

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

Initial Public Offering

On July 19, 2021, the Company closed its initial public offering (“IPO”) of its common stock in which the Company issued and sold 10,000,000 shares of its common stock, and sold an additional 1,500,000 shares of common stock upon the full exercise of the underwriters’ option to purchase additional shares of the Company's common stock. These sales occurred at the initial public offering price of $24.00 per share. The Company received net proceeds of approximately $252.2 million from the IPO, after deducting underwriting discounts and commissions of $19.3 million and offering costs of $4.5 million, of which $0.4 million were incurred as of December 31, 2020.

Immediately prior to the closing of the IPO, all then-outstanding shares of redeemable convertible preferred stock were converted into 25,534,404 shares of common stock. Further, all outstanding redeemable convertible preferred stock warrants were converted into warrants to purchase 659,028 shares of common stock, which resulted in the reclassification of the convertible preferred stock warrant liability to additional paid-in capital.

In connection with the Company’s IPO, in July 2021, the Company’s certificate of incorporation was amended and restated to provide for 200,000,000 authorized shares of common stock with a par value of $0.001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.001 per share.

Significant Risks and Uncertainties

Since inception, the Company has incurred losses and negative cash flows from operations. As of September 30, 2021, the Company had an accumulated deficit of $137.1 million and recorded a net loss of $47.0 million for the nine months then ended and expects to incur future additional losses. If the Company’s revenue levels from its products are not sufficient or if the Company is unable to secure additional funding when desired, the Company may need to delay the development of its products and scale back its business and operations.

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

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 outbreak (including prevalence and effect of the delta variant and other potential COVID-19 variants), the status of health and safety actions taken to contain its spread and any additional preventative and protective actions that governments or the Company may direct, any resurgence of COVID-19 that may occur and how quickly and to what extent economic and operating conditions normalize within the markets in which the Company operates. The COVID-19 pandemic could disrupt the operations of the Company’s third-party manufacturers and other suppliers. Although the Company has not experienced material disruptions in its supply chain to date, it cannot predict how long the pandemic and measures intended to contain the spread of COVID-19 will continue and what effect COVID-19 and the associated containment measures will have on our suppliers and vendors, in particular for any of the Company’s suppliers and vendors that may not qualify as essential businesses and suffer more significant disruptions to their business operations. The Company is working closely with its manufacturing partners and suppliers to help ensure the Company is able to source key components and maintain appropriate inventory levels to meet customer demand.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) applicable to interim periods. The condensed consolidated financial statements, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the Company’s financial position and results of operations for the reported periods. These condensed consolidated financial statements have been prepared on a basis substantially consistent with, and should be read in conjunction with the audited financial statements for the year ended December 31, 2020 and notes thereto included in the prospectus, dated July 14, 2021, filed with the Securities and Exchange Commission ("SEC") in accordance with Rule 424(b) of the Securities Act on July 15, 2021 (the "Prospectus") in connection with our IPO that forms a part of the Company's Registration Statements on Form S-1 (File No. 333-257320), as filed with the SEC pursuant to Rule 424(b)(4) promulgated under the Securities Act. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with GAAP have been condensed or omitted from this report. The results of operations for any interim period are not necessarily indicative of the results for the year ending December 31, 2021, or for any future period.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, redeemable convertible preferred stock, short-term and long-term debt and redeemable convertible preferred stock warrant liability. The Company states accounts receivable, accounts payable, and accrued and other current liabilities at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The carrying amount of the Company’s debt approximates its fair value as the effective interest rate approximates market rates currently available to the Company. The redeemable convertible preferred stock warrant liability associated with the Company’s redeemable convertible preferred stock was carried at fair value based on unobservable market inputs. The carrying value of the warrants continued to be adjusted until the completion of the IPO, which occurred in July 2021. At that time, the preferred stock warrant liability was adjusted to fair value and reclassified to additional paid-in capital (see Note 3).

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and other fees and costs relating to the Company’s IPO, were deferred until completion of the IPO. As of December 31, 2020, deferred offering costs of $0.4 million were capitalized and are included in “Other noncurrent assets”. In July 2021, upon closing of the IPO, total deferred costs of $4.5 million were offset against the Company's IPO proceeds in additional paid in capital.

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

GAAP does not contain authoritative accounting standards for forgivable loans provided by governmental entities to a for-profit entity. Absent authoritative accounting standards, interpretative guidance issued and commonly applied by financial statement preparers allows for the selection of accounting policies amongst acceptable alternatives. The Company determined it most appropriate to account for the PPP loan proceeds as an in-substance government grant by analogy to International Accounting Standards 20 (“IAS 20”) Accounting for Government Grants and Disclosure of Government Assistance. Under this guidance, a forgivable loan from government is treated as a government grant when there is reasonable assurance that the entity will meet the terms for forgiveness of the loan. While IAS 20 does not define “reasonable assurance”, this concept in practice is analogous to “probable” as defined in Financial Accounting Standards Board (“FASB”) ASC 450-20-20 under GAAP, which is the definition the Company applied to its expectations of PPP loan forgiveness. Under IAS 20, government grants are recognized in earnings on a systematic basis over the periods in which the Company recognizes costs for which the grant is intended to compensate (i.e. qualified expenses). Further, IAS 20 permits for the recognition in earnings either separately under a general heading such as other income, or as a reduction of the related expenses.

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

The financial statements as of September 30, 2021 and December 31, 2020, do not include any nonrecurring fair value measurements relating to assets or liabilities.

The following table sets forth the fair value measurements of liabilities that are measured at fair value on a recurring basis as of December 31, 2020 (in thousands). As of September 30, 2021, there were no liabilities that are measured at fair value on a recurring basis.

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

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of September 30, 2021 and December 31, 2020, total debt of $32.5 million and $31.9 million is reported at amortized cost, respectively. This outstanding debt is classified as Level 2 as it is not actively traded. The amortized cost of the outstanding debt approximates the fair value.

The Company determines the fair value of the redeemable convertible preferred stock warrants quarterly, with subsequent gains and losses from remeasurement of Level 3 financial liabilities recorded through other income (expense), net in condensed statements of operations and comprehensive loss.

A summary of the changes in the fair value of the Company’s Level 3 financial instruments for the three and nine months ended September 30, 2021 and 2020, is as follows (in thousands):

Redeemable convertible preferred stock warrants liabilities
Balance – December 31, 2020	$2,112
Change in fair value	(555)
Balance – March 31, 2021	1,557
Change in fair value	5,427
Balance – June 30, 2021	6,984
Change in fair value	1,989
Conversion of preferred stock warrants to common stock warrants upon the closing of the IPO	(8,973)
Balance – September 30, 2021	$—

Redeemable convertible preferred stock warrants liabilities
Balance – December 31, 2019	$236
Change in fair value	(92)
Balance – March 31, 2020	144
Change in fair value	73
Balance – June 30, 2020	217
Change in fair value	194
Balance – September 30, 2020	$411

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	As of September 30,	As of December 31,
	2021	2020
Tools and equipment	$1,720	$1,523
Computer equipment and software	108	118
Furniture and fixtures	254	43
Leasehold improvements	29	30
Construction in process	393	298
	2,504	2,012
Less: Accumulated depreciation	(1,084)	(743)
Property and equipment, net	$1,420	$1,269

Depreciation expense was $0.2 million and $0.5 million for the three and nine months ended September 30, 2021, respectively. Depreciation expense was $0.1 million and $0.4 million for the three and nine months ended September 30, 2020, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	As of September 30,	As of December 31,
	2021	2020
Accrued expenses	$2,569	$1,971
Current portion of lease liabilities	486	395
Short term interest payable	272	274
Other accrued liabilities	510	446
Total accrued and other current liabilities	$3,837	$3,086

Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	As of September 30,	As of December 31,
	2021	2020
Redeemable preferred stock warrants liabilities	$—	$2,112
Long term interest payable	750	465
Noncurrent portion of lease liabilities	1,178	134
Other noncurrent liabilities	345	344
Total other noncurrent liabilities	$2,273	$3,055

Note 5. Debt

In January 2019, the Company entered into credit and security agreements with MidCap Financial Services, or the Lender, which provided a maximum of $25.0 million credit facility consisting of a $20.0 million senior secured term loan (the "2019 Term Loan") and a $5.0 million 2019 revolving loan (the "2019 Revolver" and collectively with the 2019 Term Loan, the “2019 MidCap Credit Facility”). In November 2020, the Company entered into amended and restated credit and security agreements with the same institution, which replaced the 2019 MidCap Credit Facility, and provided for a maximum of $40.0 million credit facility consisting of a $35.0 million senior secured term loan (the "2020 Term Loan") and a $5.0 million revolving loan (the "2020 Revolver and collectively with the 2020 Term Loan, the “2020 MidCap Credit Facility”).

2019 Term Loan

The 2019 Term Loan had a four-year term and had a stated floating interest rate which equates to reserve- adjusted LIBOR + 6.75%. The 2019 Term Loan was split into three tranches as follows: (i) the Tranche One Loans provided for $12.0 million in term loans, (ii) the Tranche Two Loans provided for up to $2.0 million in term loans, and (iii) the Tranche Three Loans provided for up to $6.0 million in term loans. The Company borrowed $14.0 million under the Tranche One Loans and Tranche Two Loans. While the conditions necessary to draw the Tranche Three Loans had been met as of December 31, 2019, the Company did not elect to draw the Tranche Three Loans. The 2019 Term Loan originally required 18 monthly interest-only payments, which began on January 31, 2019, followed by 30 equal monthly installments of principal, plus interest. The interest-only period was extended by an additional six months upon achievement of the Tranche Three Milestone.

The 2019 Term Loan had an effective interest rate of 14.52% per year. The 2019 Term Loan interest expense for the three months ended September 30, 2021 and 2020 was $0.0 and $0.5 million, respectively. The 2019 Term Loan interest expense for the nine months ended September 30, 2021 and 2020 was $0.0 and $1.6 million, respectively.

In conjunction with the funding of Tranche One Loans and Tranche Two Loans under the 2019 Term Loan, the Company issued a 10-year warrant to the Lender to purchase 29,514 shares of the Company’s Series C redeemable convertible preferred stock (the “2019 Initial Warrant”) at an exercise price of $9.49 per share (the “Exercise Price”). Further, depending on the funding of the Tranche Three Loans, the Company was obligated to issue an additional Warrant to the Lender to purchase up to 12,649 shares of Series C redeemable convertible preferred stock at the Exercise Price (the “2019 Additional Warrant” and together with “2019 Initial Warrant” the “2019 Warrants”) (see Note 9). The conditions precedent to issuance of the 2019 Additional Warrant were never satisfied, so the warrant was not issued, and the Company's prospective obligation to issue the 2019 Additional Warrant expired upon modification of the 2019 Term Loan. In August 2021, the Lender effected a net exercise in full of the 2019 Initial Warrant and the Company issued the Lender 51,846 shares of common stock.

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

The Company was subject to financial covenants related to minimum trailing revenue targets that began on January 1, 2019, and were tested on a monthly basis. Upon funding of only the Tranche One Loans, the Company had to achieve minimum net revenue of $7 million over a trailing 12-month period increasing to a maximum net revenue covenant of $35 million for the trailing 12-month period ending December 31, 2022, and thereafter. Upon funding of both the Tranche One Loans and Tranche Two Loans, the Company had to achieve minimum net revenue of $7 million over a trailing 12-month period increasing to a maximum net revenue covenant of $37.3 million for the 12-month period ending December 31, 2022, and thereafter. If Tranche Three Loans had been funded regardless of whether Tranche Two Loans had been funded, the Company would have been required to achieve minimum net revenue of $15 million over a trailing 12-month period increasing to a maximum net revenue covenant of $46.7 million for the 12-month period ending December 31, 2022, and thereafter.

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

The 2020 Term Loan has an effective interest rate of 13.59% per year. The 2020 Term Loan interest expense for the three months ended September 30, 2021 and 2020 was $1.1 million and $0.0, respectively. The 2020 Term Loan interest expense for the nine months ended September 30, 2021 and 2020 was $3.3 million and $0.0, respectively.

In conjunction with entry into the 2020 MidCap Credit Facility, the Company issued a 10-year warrant to the Lender to purchase 300,000 shares of the Company’s Series F redeemable convertible preferred stock (the “2020 Warrant”) at an exercise price of $21.88 per share (see Note 9). The estimated fair value at issuance of the 2020 Warrant of $1.8 million was based on the Option-Pricing Method with Discounts for Lack of Marketability for each class of security. In addition, the Company incurred $0.5 million of issuance costs paid to the Lender in conjunction with the 2020 Term Loan which represents a debt discount. The Company concluded that the 2020 Term Loan represented a modification of the 2019 Term Loan and accounted for the 2020 Term Loan as debt modification. The 2020 Warrant was recorded at the fair value as a debt discount and as a warrant liability. At each balance sheet date, the 2020 Warrant was remeasured to fair value with any changes in fair value recognized as other income or expense in the statements of operations. The debt discount is being amortized using the effective interest method as interest expense over the contractual period of five years for the 2020 Term Loan. In August 2021, the Lender effected a net exercise in full of the 2020 Warrant and the Company issued the Lender 431,708 shares of common stock.

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

The Company accrued $0.8 million and $0.5 million as of September 30, 2021 and December 31, 2020, respectively, related to accretion of final payment due at maturity per the agreement using the effective interest rate method. The final payment accrual is recorded in Other noncurrent liabilities on the balance sheets.

The Company is subject to financial covenants related to minimum trailing revenue targets that began on September 30, 2020 and are tested on a monthly basis. The Company has to achieve minimum net revenue of $20.0 million over a trailing 12-month period increasing to a maximum net revenue covenant of $84.8 million for the trailing 12-month period ending October 31, 2025. As of September 30, 2021, the Company was in compliance with the applicable financial covenant.

2020 Revolver

The 2020 Revolver has a four-year term and has a stated floating interest rate which equates to reserve- adjusted LIBOR plus 4.50%. An unused line fee of 0.5% is payable monthly based on the average unused balance and a collateral management fee of 0.5% is payable monthly based on the outstanding balance of the 2020 Revolver. The Company can request to increase the 2020 Revolver commitment amount to $15.0 million under the term of the agreement. As of September 30, 2021, $5.0 million was available to be drawn under the 2020 Revolver.

The 2020 Revolver has not been drawn upon as of September 30, 2021.

Long-term and short-term debt was as follows (in thousands):

	As of September 30,	As of December 31,
	2021	2020
Term Loan	$35,000	$35,000
Total principal payments due	35,000	35,000
Less: debt discount related to warrant liability and issuance costs	(2,514)	(3,045)
Total amounts outstanding	32,486	31,955
Less: Current portion	—	—
Total accrued and other current liabilities	$32,486	$31,955

The repayment schedule relating to the Company’s debt as of September 30, 2021, is as follows (in thousands):

Amount
2021 (remainder)	—
2022	(1,944)
2023	(11,667)
2024	(11,667)
2025	(9,722)
Total repayments	$(35,000)

Note 6. Commitments and Contingencies

Operating Lease Obligations

The Company’s leases mainly include facility leases and storage leases. In September 2019, the Company entered into a noncancelable operating lease for approximately 10,823 square feet of primary office space, which expired on July 31, 2021, without the option to extend.

On February 5, 2021, the Company entered into a lease to renew the corporate headquarters in Menlo Park, California. The lease commenced on August 1, 2021 and is for a term of 37 months from the commencement date. The Company recorded an aggregate right-of-use ("ROU") asset and lease liability of $1.5 million. The ROU asset and corresponding lease liability were estimated using a weighted-average incremental borrowing rate of 13.59%. Total base rent is approximately $1.6 million under the lease agreement.

The Company recognizes rent expense on a straight-line basis over the noncancelable lease term. The Company’s rent expense was $0.2 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively. The Company’s rent expense was $0.5 million for the nine months ended September 30, 2021 and 2020.

In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. At the date of adoption of Topic 842, the Company determined the amounts of lease liability using a discount rate of 16.4%, which represents the Company’s incremental borrowing rate, which was based on the Company’s current borrowing rate adjusted for various factors including level of collateralization and term. As of September 30, 2021, the remaining lease term for the lease was 2.9 years.

Operating lease expense and supplemental cash flow information related to operating leases for the three and nine months ended September 30, 2020 and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease expense	$175	$175	$528	$488
Cash paid for operating leases	131	173	484	517
New operating lease assets obtained in exchange for operating lease liabilities	1,514	—	1,537	—

During the three and nine months ended September 30, 2021 and 2020, the Company’s costs related to short-term lease arrangements and non-lease variable payments were immaterial.

Aggregate future minimum lease payments at September 30, 2021 and December 31, 2020, under these noncancelable operating leases were as follows (in thousands):

	As of September 30,	As of December 31,
	2021	2020
2021	$170	$440
2022	691	66
2023	705	68
2024	462	29
Total future minimum lease payments	$2,028	603
Less: imputed interest	(364)	(74)
Present value of future minimum lease payments	$1,664	529
Less: current portion of operating lease liability	(486)	(395)
Operating lease liabilities - noncurrent	$1,178	$134

Legal Proceedings

On September 16, 2021, the Company filed suit in the U.S. District Court for the District of Delaware (C.A. No. 1:21-cv-01317) alleging that Ivantis, Inc. directly or indirectly infringes U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 by making, using, selling, and offering for sale the Hydrus® Microstent. The Company’s Complaint seeks money damages and injunctive relief. Ivantis has not yet responded to the Complaint, and no trial date has been set. The Company is presently unable to predict the outcome of this lawsuit or to reasonably estimate the potential financial impact of the lawsuit on the Company, if any.

The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings, and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations in a given period. As of September 30, 2021 and December 31, 2020, the Company was not involved in any material legal proceedings except as described above.

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director may be subject to any proceeding arising out of acts or omissions of such director in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director liability insurance. This insurance allows the transfer of risk associated with the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of September 30, 2021 and December 31, 2020.

Note 7. Redeemable Convertible Preferred Stock

The Company has the following redeemable convertible preferred stock issued and outstanding at December 31, 2020 (in thousands, except share and per share data):

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

Immediately prior to the closing of the IPO, all then-outstanding shares of redeemable convertible preferred stock were converted into 25,534,404 shares of common stock, resulting in the reclassification of the related redeemable convertible preferred stock of $117.3 million to common stock and APIC. There was no redeemable convertible preferred stock outstanding as of September 30, 2021.

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

Note 9. Redeemable Convertible Preferred Stock Warrants

2019 Warrants

In conjunction with the funding of Tranche 1 and Tranche 2 under the 2019 Term Loan, the Company issued the 2019 Initial Warrant to purchase 29,514 shares of its Series C redeemable convertible preferred stock (see Note 5). The 2019 Initial Warrant was immediately exercisable, at an exercise price per share of $9.49, and expires 10 years from its date of issuance. Further, depending on the funding of the 2019 Term Loan Tranche 3, the Company was obligated to issue the 2019 Additional Warrant to the Lender to purchase up to 12,649 shares of Series C redeemable convertible preferred stock at the respective exercise price.

The estimated fair value of the 2019 Warrants on the date of issuance was $0.2 million. As of the issuance date, the fair value of the 2019 Warrants was calculated using the Black-Scholes option-pricing model and was based on a term of 10 years, a risk-free interest rate of 2.99%, expected volatility of 50.95%, and 0% expected dividend yield.

At initial recognition, the 2019 Warrants were recorded at their estimated fair values and were subject to remeasurement at each balance sheet date, with changes in fair value recognized as a component of net income. On the completion of the IPO, the outstanding 2019 Initial Warrant was converted to 59,028 shares of common stock, which resulted in the re-classification of the convertible preferred stock warrant liability to additional paid-in capital. In August 2021, the 2019 Initial Warrant was net exercised and the Company issued 51,846 shares of common stock to Lender.

As of December 31, 2020, the estimated fair value of the 2019 Warrants was $0.3 million. The fair value of the 2019 Warrants was calculated using the Black-Scholes option-pricing model with the following assumptions:

	July 19,	December 31,
	2021 (1)	2020
Expected term (in years)	0.04	8.1 – 8.5
Expected volatility	37.90%	42.18% – 42.63%
Risk-free interest rate	0.05%	2.33% – 2.49%
Dividend yield	–	–

(1) Date the Company's registration statement (Form S-1) was declared effective

2020 Warrant

In conjunction with entering into the 2020 Term Loan agreement, the Company issued the 2020 Warrant to purchase 300,000 shares of its Series F redeemable convertible preferred stock (see Note 5). The 2020 Warrant was immediately exercisable at an exercise price per share of $21.88, and expires 10 years from its date of issuance.

The estimated fair value of the 2020 Warrant on the date of issuance was $1.8 million. As of the issuance date, the fair value of the 2020 Warrant was calculated using a Multi-scenario Method with Discounts for Lack of Marketability for each class of security.

At initial recognition, the 2020 Warrant was recorded at its estimated fair values and was subject to remeasurement at each balance sheet date, with changes in fair value recognized as a component of net income. On the completion of the IPO, the outstanding 2020 Warrant was converted to purchase 600,000 shares of common stock, which resulted in the re-classification of the convertible preferred stock warrant liability to additional paid-in capital. In August 2021, the 2020 Warrant was net exercised and the Company issued 431,708 shares of common stock. As of December 31, 2020, the estimated fair values of the 2020 Warrant was $6.0 million.

The fair value of the redeemable convertible preferred stock warrants was determined using the following assumption:

	July 19,	December 31,
	2021 (1)	2020
Term (in years)	0.04	0.58 – 2.58
Expected volatility	37.90%	55.9% - 65.6%
Risk-free interest rate	0.05%	0.08% - 0.18%

(1) Date the Company's registration statement (Form S-1) was declared effective

Note 10. Common Stock

In connection with the Company’s IPO in July 2021, the Company’s certificate of incorporation was amended and restated to provide for 200,000,000 authorized shares of common stock with a par value of $0.001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.001 per share. The holders of common stock were also entitled to receive dividends whenever funds are legally available, when and if declared by the board of directors. As of September 30, 2021, no dividends have been declared to date. Each share of common stock is entitled to one vote.

At September 30, 2021 and December 31, 2020, the Company had reserved common stock for future issuances as follows:

	September 30,	December 31,
	2021	2020
Conversion of Series A redeemable convertible preferred stock	—	7,608,688
Conversion of Series B redeemable convertible preferred stock	—	2,419,242
Conversion of Series C redeemable convertible preferred stock and warrants	—	4,744,742
Conversion of Series D redeemable convertible preferred stock	—	4,895,636
Conversion of Series E redeemable convertible preferred stock	—	3,799,694
Conversion of Series F redeemable convertible preferred stock and warrants	—	2,725,430
Exercise of options under stock plan	5,252,969	3,137,776
Issuance of options and restricted stock units under stock plan	5,331,595	451,670
Issuance of common stock under employee stock purchase plan	850,000	—
	11,434,564	29,782,878

Note 11. Equity Incentive Plans

2011 Stock Option Plan and 2021 Equity Incentive Plan

In 2011, the Company established its 2011 stock option plan (the “2011 Plan”) that provided for the granting of stock options to employees and nonemployees of the Company.

In July 2021, the Company’s Board of Directors and stockholders adopted and approved the 2021 Equity Incentive Plan, (the “2021 Plan”). The Company’s 2011 Stock Plan was terminated in connection with the IPO and no further grants will be made under the 2011 Plan from the date that the 2021 Plan became effective. Under the 2011 Plan, the Company had the ability to issue incentive stock options ("ISOs"), nonqualified stock options ("NSOs"), stock appreciation rights, dividend equivalent rights, restricted stock awards, and restricted stock unit awards. Options under the 2011 Plan could be granted for periods of up to 10 years. For incentive stock options granted to a grantee who, at the time the option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any parent or subsidiary of the Company, the term of the incentive stock option may be granted for periods of up to five years. The ISOs and NSOs will be granted at a price per share not less than the fair value at the date of grant. The exercise price of an ISO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, as determined by the board of directors. Options granted to new hires generally vest over a four-year period, with 25% vesting at the end of one year and the remaining vesting monthly thereafter; options granted as merit awards generally vest monthly over a four-year period. The Company reserved 5,200,000 shares of common stock for future issuance under the 2021 Plan.

At September 30, 2021 and December 31, 2020, there were 5,331,595 shares and 451,670 shares, respectively, of common stock available for issuance under the 2021 Plan and 2011 Plan, respectively.

Activity under the 2011 Plan and 2021 Plan is set forth below:

	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Average Intrinsic Value (in thousands)
Balances as of December 31, 2020	451,670	3,137,776	$0.94	6.8	$18,656
Additional shares reserved	7,260,000
Grants	(2,487,203)	2,487,203	11.13
Forfeited/cancelled	107,128	(107,128)	2.89
Exercised/released		(264,882)	1.01
Balances as of September 30, 2021	5,331,595	5,252,969	$5.72	7.6	$89,340
Vested and exercisable as of September 30, 2021		2,054,954	$1.46	5.2	$43,650
Vested and expected to vest as of September 30, 2021		5,222,969	$5.75	7.7	$88,662

The weighted-average grant-date fair values of options granted during the nine months ended September 30, 2021 and 2020 was $10.56 and $2.31 per share, respectively. The aggregate intrinsic value of options exercised were $4.2 million during the nine months ended September 30, 2021. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise. As of September 30, 2021, the unrecognized stock-based compensation of unvested options was $25.1 million, which is expected to be recognized over a weighted-average period of 3.5 years.

Determination of fair value

The Company estimated the fair value of stock options using the Black-Scholes option-pricing model. The fair value of stock options is recognized on a straight-line basis over the requisite service periods of the awards. The fair value of stock options was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected term (in years)	5.90 – 6.07	6.02	5.00 – 6.08	5.85 – 6.09
Expected volatility	60.3% – 60.7%	55.6%	56.8% – 60.8%	48.3% – 55.6%
Risk-free interest rate	0.95% – 1.16%	0.34%	0.48% – 1.16%	0.33% – 1.77%
Dividend yield	–	–	–	–

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

Restricted Stock Units

RSUs are share awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. The RSUs cannot be transferred, and the awards are subject to forfeiture if the holder’s employment terminates prior to the release of the vesting restrictions. The RSUs generally vest over a four-year period with straight-line vesting in equal amounts on an annual basis, provided the employee remains continuously employed with the Company. The fair value of the RSUs is equal to the closing price of the Company’s common stock on the grant date.

In September 2021, the Company granted 23,800 RSUs at a grant-date fair value of $22.70 per share. There were no RSUs granted prior to September 2021. During the three months ended September 30, 2021, the Company recorded stock-based compensation of less than $0.1 million related to the RSUs. As of September 30, 2020, there was $0.5 million of total unrecognized compensation cost related to the RSUs that is expected to be recognized over a weighted-average period of 3.9 years.

Stock Based Compensation

The following is a summary of stock-based compensation expense by function (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of goods sold	$22	$6	$46	$11
Research and development	169	28	307	51
Selling, general and administrative	1,708	131	2,754	229
Total stock-based compensation expense	$1,899	$165	$3,107	$291

2021 Employee Stock Purchase Plan

In July 2021, the Board of Directors and stockholders also adopted and approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The Company reserved 850,000 shares of common stock for future issuance under the ESPP.

As of September 30, 2021, no shares of common stock have been purchased under the ESPP.

Note 12. Net Loss per Share Attributable to Common Stockholders

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. As the Company reported a net loss for the three and nine months ended September 30, 2021 and 2020, basic net loss per share is the same as diluted net loss per share as the inclusion of potentially dilutive shares would have been antidilutive if included in the calculation.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(17,169)	$(8,097)	$(47,024)	$(25,588)
Denominator:
Weighted-average shares of common stock outstanding—basic and diluted	39,849,769	9,493,548	19,772,145	9,467,039
Net loss per share attributable to common stockholders—basic and diluted	$(0.43)	$(0.85)	$(2.38)	$(2.70)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	September 30,
	2021	2020
Series A redeemable convertible preferred stock	—	3,804,344
Series B redeemable convertible preferred stock	—	1,209,621
Series C redeemable convertible preferred stock	—	2,342,857
Series D redeemable convertible preferred stock	—	2,447,818
Series E redeemable convertible preferred stock	—	1,899,847
Redeemable convertible preferred stock warrants	—	42,163
Options to purchase common stock	5,229,169	3,152,862
Restricted stock units	23,800	—
Total	5,252,969	14,899,512

Note 13. Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401(k) of the IRC of 1986, as amended, covering substantially all of its full-time US employees. Participating employees may contribute up to 100% of their eligible compensation up to the annual Internal Revenue Service’s contribution limit. For the three and nine months ended September 30, 2021 and 2020, the Company did not match employee contributions.

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

The following table summarizes select operating results information for each reportable segment (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Surgical Glaucoma	$12,446	$7,883	$32,573	$17,282
Dry Eye	655	768	1,698	1,367
Total	13,101	8,651	34,271	18,649
Cost of goods sold
Surgical Glaucoma	1,621	1,946	5,252	4,968
Dry Eye	441	674	1,416	1,865
Total	2,062	2,620	6,668	6,833
Gross profit
Surgical Glaucoma	10,825	5,937	27,321	12,314
Dry Eye	214	94	282	(498)
Total	11,039	6,031	27,603	11,816
Operating expense	25,069	13,386	64,365	35,571
Loss from operations	(14,030)	(7,355)	(36,762)	(23,755)
Interest income	—	1	—	30
Interest expense	(1,122)	(538)	(3,288)	(1,639)
Other income (expense), net	(2,001)	(197)	(6,884)	(179)
Loss before income tax	$(17,153)	$(8,089)	$(46,934)	$(25,543)

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

Note 15. Subsequent Events

The Company evaluated subsequent events through November 10, 2021, the date on which the condensed consolidated financial statements were available for issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. as well as our audited financial statements and related notes as disclosed in our prospectus, dated July 14, 2021, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act on July 15, 2021 (the “Prospectus”) in connection with our initial public offering (“IPO”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A, “Risk Factors” and other factors set forth in other parts of this Quarterly Report on Form 10-Q.

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

We have commercial products in each of our two reportable segments, Surgical Glaucoma and Dry Eye. Our Surgical Glaucoma segment consists of sales of the OMNI® Surgical System, or OMNI. Our Dry Eye segment includes sales of the TearCare® System, or TearCare, and related components and accessories. For the three and nine months ended September 30, 2021, 95.0% and 5.0% of our revenues, respectively, were derived from our Surgical Glaucoma and Dry Eye segments, respectively. We primarily sell both systems through a highly-involved direct sales model that offers intensive education, training and customer service. We believe this philosophy and model not only enables us to differentiate our products and our overall company from competitors, but also to expand our addressable market by educating ophthalmologists and optometrists (together, eyecare professionals or ECPs), patients and other stakeholders on our products and evolving treatment paradigms. Outside of the U.S., we have historically sold OMNI primarily through a network of distributors, although we began employing a small direct sales force outside of the U.S. in April 2021.

We commercially launched OMNI and TearCare in February 2018 and April 2019, respectively. In May 2020, we introduced a new version of the OMNI Surgical System called OMNI Next Gen that incorporated extensive feedback from our physician users and that we believe improved upon the first-generation device. We sell OMNI to facilities where ophthalmic surgeons perform outpatient procedures, mainly ambulatory surgery centers, or ASCs and hospital outpatient departments, or HOPDs, which are typically reimbursed by Medicare or private payors for procedures using our products. We sell TearCare to optometrist and ophthalmologist practices. Currently, there is no meaningful reimbursement coverage by Medicare or private payors for MGD procedures, including TearCare, and patients have typically paid out-of-pocket for TearCare. We are continuing our controlled commercial launch and are focused upon comprehensive, clinical data-driven long-term market development plan that aims to improve awareness and patient access to TearCare. As of September 30, 2021, we employed over 100 people to execute our commercial strategy in direct sales, marketing, training and professional services. The overall success of our approach to eyecare to date is evidenced by the over 80,000 estimated uses of OMNI and its direct predicates in over 1,200 hospitals and ASCs in the U.S. and Europe, and over 14,000 estimated uses of TearCare in over 450 eyecare facilities in the U.S. through September 30, 2021.

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

To date, our primary sources of capital has been private placements of redeemable convertible preferred stock, debt financing agreements, the sale of common stock in our IPO, and revenue from the sale of our products. On July 19, 2021, we completed our IPO, including the underwriters full exercise of their option to purchase additional shares, selling 11,500,000 shares of our common stock at $24.00 per share. Upon completion of our IPO, we received $252.2 million, after deducting underwriting discounts and commissions and offering costs. As of September 30, 2021, we had an outstanding term loan balance of $35.0 million (excluding debt discount and amortized debt issuance costs), cash and cash equivalents of $271.5 million and an accumulated deficit of $137.1 million.

Impact of COVID-19

In December 2019, a novel strain of coronavirus, COVID-19, emerged in Wuhan, China. The World Health Organization declared COVID-19 to be a pandemic, spreading across the globe and impacting worldwide economic activity. In 2020, certain U.S. federal, state and local governmental authorities issued stay-at-home orders, proclamations and/or directives, including restrictions on elective procedures and therapies, aimed at minimizing the spread of COVID-19. As such, the global COVID-19 pandemic impacted and is expected to continue to impact demand for our products, which are used in procedures and therapies that are considered elective. Although some of these governmental restrictions have since been lifted or scaled back, recent and future surges of COVID-19, including recent surges in the delta variant of COVID-19, may result in restrictions being re-implemented in response to efforts to reduce the spread of COVID-19. We experienced a significant decrease in our revenues for both of our products in the second quarter of 2020 as compared to the first quarter of 2020. As elective eye care procedures in many facilities that utilize our products were temporarily suspended by governmental authorities, many patients avoided visiting ECPs, and, even in areas that allowed elective procedures, ECPs and healthcare facilities in general substantially reduced or in some cases halted, the scheduling and performance of such procedures and limited the access of industry professionals which impacts our ability to support and train our customers. The decrease in demand for our products due to COVID-19 most significantly impacted our revenues in the latter part of the quarter ended March 31, 2020 and the first half of the quarter ended June 30, 2020. Beginning in June 2020, we began to see an increase in the number of procedures using our products. In the first quarter of 2021, our customers experienced a significant number of procedure cancellations which we believe were largely driven by patients postponing office visit as well as treatments until their COVID-19 vaccinations were completed (as opposed to any restrictions imposed on elective procedures), impacting our revenues. As vaccine availability and the vaccinated population increased across the U.S., we observed a recovery of our end markets starting in the second quarter of 2021 which we currently expect to continue throughout the remainder of the year, provided that the lifting of restrictions on elective procedures and therapies continues and such restrictions are not reimposed. As a result, we believe that there may be a modest benefit to our revenues as glaucoma and DED patients schedule previously deferred elective procedures, provided that the lifting of restrictions on elective procedures and therapies continues and such restrictions are not reimposed.

We are continuing to closely monitor the global COVID-19 pandemic. In order to operate in a safe manner, we are following the health and safety guidelines of the U.S. Centers for Disease Control and Prevention, Occupational Safety and Health Administration, and local and state public health departments where we operate. The majority of our employees at our headquarters have been asked to work from home, with only limited access given to employees to work in the office when necessary. For roles that require employees to be on-site, such as our R&D and manufacturing technical staff, we are providing protective equipment, practicing social distancing, and enforcing mask wearing and we have increased sanitization standards. In addition, we have created a business continuity plan and incident management team to respond quickly and effectively to COVID-19 related issues in order to offer customers uninterrupted products, services and support while safeguarding the best interests of employees, suppliers and stakeholders. The ultimate impact of the global COVID-19 pandemic on our operations is unknown and will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 pandemic, the status of health and safety actions taken to contain its spread and any additional preventative and protective actions that governments, or we, may direct, any resurgence of COVID-19 that may occur and how quickly and to what extent economic and operating conditions normalize within the markets in which we operate. The global COVID-19 pandemic could disrupt the operations and supply chain efficiencies (delivery of components and finished goods) of our third-party manufacturers and other suppliers. Although we have not experienced material disruptions in our supply chain to date, we cannot predict how long the pandemic and measures intended to contain the spread of COVID-19 will continue and what effect COVID-19 and the associated containment measures will have on our suppliers and vendors, in particular for any of our suppliers and vendors that may not qualify as essential businesses and suffer more significant disruptions to their business operations. We are working closely with our manufacturing partners and suppliers to help ensure we are able to source key components and maintain appropriate inventory levels to meet customer demand. However, if there is a resurgence in the spread of COVID-19, including by means of the delta variant of other variants, then we may experience another slow-down in or postponement of scheduling and performance of procedures using our products, in which case our current expectations regarding continued market recovery may not come to pass, and we could further encounter unanticipated supply chain or other challenges that could adversely affect our business.

Factors Affecting our Business and Results of Operations

We believe there are several important factors that have impacted and that will continue to impact our business and results of operations. These factors include, but are limited to:

Product Development

We believe our product development approach is a key differentiator of our team and our business. We are focused on continuous innovation and design and utilize input from our network of expert employees (including several ophthalmologists on staff), advisors and customers to rapidly iterate our pre-and post-commercial product designs with the aim of better satisfying the needs of our customers and their patients, and increasing adoption and utilization of our technologies. Once our products are launched, our customer feedback helps us further develop our products. This is particularly evident in the evolution of our OMNI Surgical System, which originated from the combined functionality of two internally developed, commercial predicate devices, each of which had their own multiple commercial iterations. We further refined ergonomics and functionality in the next generation OMNI System, which we launched in May 2020. Our future growth is dependent on our ability to continue innovating and applying our expertise of disease physiology to improve existing products and develop new products.

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

Maximizing Product Usage by Customers

Demand for our products will be highly dependent on our ability to develop their potential addressable markets and maximize the breadth of patients our products can serve. OMNI is indicated for canaloplasty followed by trabeculotomy to reduce intraocular pressure, or IOP, in adult patients with primary open-angle glaucoma, or POAG, in the U.S. and with open-angle glaucoma, or OAG, in the European Union. We believe that OMNI is the only device that is authorized by the FDA as an ab interno procedure to: reduce IOP in adult patients with POAG across the spectrum of disease severity; be used in mild-to-moderate procedures either in combination with cataract surgery, or Combination Cataract, or on a standalone basis, which we refer to as Standalone procedures; access 360 degrees of the diseased conventional outflow pathway through a single clear corneal incision; and facilitate two consecutive procedures, canaloplasty and trabeculotomy, to comprehensively treat all three primary points of resistance in the conventional outflow pathway in a single operating room visit. Our ability to establish OMNI as the standard of care for all POAG patients by continuing to grow its adoption and utilization in Combination Cataract procedures to build OMNI's user base in our effort to pioneer the development of the market for interventional mild to moderate Standalone procedures will have a substantial impact on our future growth.

TearCare serves as an elegant, compact, portable, intuitive solution that enables the application of localized heat to the eyelids with a universal fit that directly targets the meibomian glands for all eye physiologies, and we believe it presents a compelling physiological profile to potentially address MGD. The current DED treatment market primarily consists of an abundance of OTC and prescription eyedrops that seek to lubricate the ocular surface, alleviate inflammation and/or increase tear production respectively. However, OTC and prescription eyedrops mechanism of action are not designed to address MGD’s eyelid-borne physiology and subsequent obstruction of the meibomian glands. MGD is associated with 86% of DED cases and is a leading root cause of evaporative DED, which is characterized by low quality tears that evaporate prematurely. Clinical studies have demonstrated that treating MGD by liquefying and removing clogged meibum is the most effective method to eliminate obstructions and restore the lipid layer of tear film, thereby preventing premature evaporation of tears. TearCare was designed to be administered during the course of a routine office visit to an ECP, which makes it convenient for patients, and allows providers to maintain procedural throughput in their practices. Our ability to improve patient access and differentiate the value proposition of TearCare through market education and the benefits of proactive MGD treatment will be key drivers of TearCare’s future growth.

Operational Excellence and Cost Efficiency

We aim to achieve operating and financial milestones with optimal capital efficiency, and focus on our market value relative to invested capital as a key measurement of our performance. To date, we have raised $402.4 million from equity and debt financings, including $252.2 million from our IPO. With a portion of these net proceeds (our September 30, 2021 cash and equivalents was $271.5 million), we believe we have developed and commercially launched two clinically differentiated products, funded multiple completed and ongoing clinical trials, and built our management team and company infrastructure to support the continued growth of our business. We believe that this level of operational and commercial progress relative to our total capital investment to date compares favorably to medical technology peers. We seek to design products that can achieve attractive long-term gross margins. For example, we have targeted the achievement of higher gross margins as one of our long-term objectives for our Surgical Glaucoma segment. The achievement of this objective has been supported by our shift to high-volume contract manufacturers in 2021.

Components of our Results of Operations

Revenue

We currently derive all of our revenue from the sale of OMNI to ASCs and HOPDs and TearCare to ophthalmology and optometry clinical practices. During each of the three and nine months ended September 30, 2021 and 2020, the revenues from our Surgical Glaucoma segment, including OMNI and its predicate devices, accounted for over 90% of our total revenues. Substantially all of our revenues for the three and nine months ended September 30, 2021 and 2020 were generated from sales within the U.S. Our OMNI customers place orders based on their expected procedure volume and reorder as needed, typically on a biweekly, monthly or bimonthly basis. Our TearCare customers typically purchase a TearCare System which consists of one or more SmartHubs, multiple single-use SmartLids and other accessories. After utilizing their initial inventory, customers reorder SmartLids as needed. No single customer accounted for 10% or more of our revenue for any of the three and nine months ended September 30, 2021 and 2020.

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

Other Income (Expense), Net

Other income (expense), net primarily consists of gains and losses resulting from the remeasurement of the fair value of our redeemable convertible preferred stock warrant liability at each balance sheet date. We recorded adjustments to the estimated fair value of the redeemable convertible preferred stock warrants until they were exercised in August 2021. At such time, the final fair value of the warrant liability was reclassified to stockholders’ deficit and we no longer record any related periodic fair value adjustments.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020 (dollars in thousands)

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(unaudited)
Revenue
Surgical Glaucoma	$12,446	$7,883	$4,563	58%
Percentage of total revenue	95.0%	91.1%
Dry Eye	655	768	(113)	(14.7)
Percentage of total revenue	5.0%	8.9%
Total	13,101	8,651	4,450	51.4
Cost of goods sold
Surgical Glaucoma	1,621	1,946	(325)	(16.7)
Dry Eye	441	674	(233)	(34.6)
Total	2,062	2,620	(558)	(21.3)
Gross profit
Surgical Glaucoma	10,825	5,937	4,888	82.3
Dry Eye	214	94	120	127.7
Total	11,039	6,031	5,008	83.0
Gross margin
Surgical Glaucoma	87.0%	75.3%
Dry Eye	32.7%	12.2%
Total	84.3%	69.7%
Operating expenses
Research and development	4,279	2,158	2,121	98.3
Selling, general and administrative	20,790	11,228	9,562	85.2
Total operating expenses	25,069	13,386	11,683	87.3
Loss from operations	(14,030)	(7,355)	(6,675)	90.8
Interest income	—	1	(1)	(100.0)
Interest expense	(1,122)	(538)	(584)	108.6
Other expense, net	(2,001)	(197)	(1,804)	915.7

Loss before income tax	(17,153)	(8,089)	(9,064)	112.1
Provision (benefit) for income tax	16	8	8	100.0
Net loss and comprehensive loss	$(17,169)	$(8,097)	$(9,072)	112.0%

Revenue. Revenue in the three months ended September 30, 2021 was $13.1 million, an increase of $4.5 million, or 51.4%, from our revenue in the three months ended September 30, 2020. The overall increase in Surgical Glaucoma revenue was attributable to a significant increase in the number of OMNI units sold in the three months ended September 30, 2021 as result of growth in the number of facilities ordering OMNI and an increase in unit utilization per ordering facility. Our Dry Eye revenues decreased slightly in the three months ended September 30, 2021 versus the same period in 2020 reflecting the implementation of our more focused customer targeting in 2021. Surgical Glaucoma sales represented 95.0% and 91.1% of our revenue generated in the three months ended September 30, 2021 and 2020, respectively.

Cost of Goods Sold and Gross Profit. The $0.6 million decrease in cost of goods sold during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was attributable to a $0.3 million decrease in cost of materials and a reduction in manufacturing overhead as result of improved efficiency, and $0.3 million in our inventory write-down reserve. The three months ended September 30, 2020 included a write-down of inventory from our original version of OMNI following the launch and adoption of our next generation OMNI System by our user base.

Our total gross profit increased $5.0 million, from $6.0 million to $11.0 million when comparing the three months ended September 30, 2020 to the three months ended September 30, 2021. Our total gross margin increased from 69.7% to 84.3% when comparing the three months ended September 30, 2020 to the three months ended September 30, 2021 primarily due to increased sales volume in OMNI units and manufacturing efficiencies. Gross margin in our Surgical Glaucoma segment increased from 75.3% to 87.0% from the three months ended September 30, 2020 compared to the three months ended September 30, 2021, and in our Dry Eye segment gross margin increased from 12.2% to 32.7% from the three months ended September 30, 2020 compared to the three months ended September 30, 2021.

Research and Development ("R&D") Expenses. The $2.1 million increase in R&D expenses during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily attributable to $0.7 million increase in personnel expenses as a result of increased headcount, $0.7 million net increase in contract manufacturing, lab supplies and Dry Eye product prototype development expenses, $0.2 million increase in clinical studies, $0.1 million in legal services mainly related to registration of patents, $0.1 million stock-based compensation and $0.3 million in other services driven by overall increase in business activities.

Selling, General, and Administrative ("SG&A") Expenses. The $9.6 million increase in SG&A expenses during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to our continued investment and scaling of operations and corporate headcount to support our growth, which resulted in an increase of $3.9 million in cash compensation including salaries, commissions, and other employee-related expenses, $1.6 million of stock-based compensation increases, and a net increase of $4.1 million in non-personnel SG&A expenses. Our largest areas of growth in non-personnel SG&A expenses in the three months ended September 30, 2021 as compared to September 30, 2020 were commercial spend, including promotional activities, conferences, tradeshows and marketing initiatives, legal fees related to regulatory matters, accounting related expenses, and other services to support business growth and the post-IPO activities.

Interest Expense. The $0.6 million increase in interest expense during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was attributable to the increase in average debt outstanding due to our debt financing in November 2020.

Interest Income and Other Income (Expense), Net. Interest income did not change significantly during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Other income (expense) decreased by a net of $1.8 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This decrease was attributable primarily to $1.8 million of expense in the 2021 period related to the remeasurement of our convertible preferred stock warrants and recognition of the change in fair value. As detailed in the notes to our financial statements included herein, during the three months ended September 30, 2021, the convertible preferred stock warrants were automatically converted into common stock warrants concurrent with our IPO and subsequently exercised in August 2021.

Comparison of the Nine Months Ended September 30, 2021 and 2020 (dollars in thousands)

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(unaudited)
Revenue
Surgical Glaucoma	$32,573	$17,282	$15,291	88.5%
Percentage of total revenue	95.0%	92.7%
Dry Eye	1,698	1,367	331	24.2
Percentage of total revenue	5.0%	7.3%
Total	34,271	18,649	15,622	83.8
Cost of goods sold
Surgical Glaucoma	5,252	4,968	284	5.7
Dry Eye	1,416	1,865	(449)	(24.1)
Total	6,668	6,833	(165)	(2.4)
Gross profit
Surgical Glaucoma	27,321	12,314	15,007	121.9
Dry Eye	282	(498)	780	(156.6)
Total	27,603	11,816	15,787	133.6
Gross margin
Surgical Glaucoma	83.9%	71.3%
Dry Eye	16.6%	-36.4%
Total	80.5%	63.4%
Operating expenses
Research and development	11,265	6,001	5,264	87.7
Selling, general and administrative	53,100	29,570	23,530	79.6
Total operating expenses	64,365	35,571	28,794	80.9
Loss from operations	(36,762)	(23,755)	(13,007)	54.8
Interest income	—	30	(30)	(100.0)
Interest expense	(3,288)	(1,639)	(1,649)	100.6
Other expense, net	(6,884)	(179)	(6,705)	3,745.8

Loss before income tax	(46,934)	(25,543)	(21,391)	83.7
Provision (benefit) for income tax	$90	$45	45	100.0
Net loss and comprehensive loss	(47,024)	(25,588)	$(21,436)	83.8%

Revenue. Revenue in the nine months ended September 30, 2021 was $34.3 million, an increase of $15.6 million, or 83.8%, from our revenue in the nine months ended September 30, 2020. The increase was attributable to a $15.3 million increase in Surgical Glaucoma sales and an increase of $0.3 million in Dry Eye sales. The overall increase in Surgical Glaucoma revenue was attributable to a significant increase in the number of OMNI units sold during 2021 due to growth in the number of facilities ordering OMNI and an increase in unit utilization per ordering facility due, in part, to the significant impact of COVID-19 on industry-wide procedure volumes during the nine months ended September 30, 2020. Our Dry Eye revenue growth was the result of an increased amount of SmartLids reordered by our existing customer base and also reflected COVID-19’s significant impact on elective procedures during the nine months ended September 30, 2020. Surgical Glaucoma sales represented 95.0% and 92.7% of our revenue generated in the nine months ended September 30, 2021 and 2020, respectively.

Cost of Goods Sold and Gross Profit. The $0.2 million decrease in cost of goods sold during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was attributable to a decrease of $1.3 million in our inventory write-down reserve, $0.5 million decrease in cost of materials and a decrease in manufacturing overhead as result of improved efficiency, which was partially offset by an increase of $1.6 million in product costs driven by increased sales growth during the period. The nine months ended September 30, 2020 included a large write-down of inventory from our original version of OMNI following the launch and adoption of our next generation OMNI System by our user base.

Our total gross profit increased $15.8 million from $11.8 million to $27.6 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Our total gross margin increased from 63.4% to 80.5% from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 primarily due to a higher volume of OMNI units sold. Gross margin in our Surgical Glaucoma segment increased from 71.3% to 83.9% from the nine months ended September 30, 2020 to the nine months ended September 30, 2021, and in our Dry Eye segment gross margin increased from (36.4)% to 16.6% from the nine months ended September 30, 2020 to the nine months ended September 30, 2021. Gross margin was negatively impacted for the nine months ended September 30, 2020 due to the COVID-19 pandemic.

Research and Development Expenses. The $5.3 million increase in R&D expenses during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily attributable to $1.5 million increase in personnel expenses as a result of increased headcount, $1.4 million net increase in contract manufacturing, lab supplies and Dry Eye product prototype development expenses, $0.7 million in clinical studies, $0.5 million in legal services mainly related to registration of patents, $0.3 million in stock-based compensation, and $0.9 million in other services driven by overall increase in business activities.

Selling, General, and Administrative Expenses. The $23.5 million increase in SG&A expenses during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to our continued investment and scaling of operations and corporate headcount to support our growth, which resulted in an increase of $13.4 million in headcount increases resulting in higher compensation including salaries, commissions, and other employee-related expenses, increase of $2.5 million in stock-based compensation, and a of $7.6 million net increase in non-personnel SG&A expenses. Our largest areas of growth in non-personnel SG&A expenses from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 were commercial spend, including promotional activities, conferences, tradeshows and marketing initiatives, legal fees relate to regulatory matters, particularly related to the FDA clearance of OMNI’s expanded Indication for Use, accounting-related expenses, and other services to support business growth and post IPO activities.

Interest Expense. The $1.6 million increase in interest expense during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was attributable to the increase in average debt outstanding due to our debt financing in November 2020.

Interest Income and Other Income (Expense), Net. Interest income did not change significantly during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in other income (expense), net of $6.7 million, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was attributable primarily to the remeasurement of our convertible preferred stock warrants and recognition of the change in fair value. As detailed in the notes to our financial statements included herein, during the nine months ended September 30, 2021, the convertible preferred stock warrants were automatically converted into common stock warrants concurrent with our IPO and subsequently exercised in August 2021.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020

Net cash used in operating activities	$(41,818)	$(23,624)
Net cash used in investing activities	$(656)	$(651)
Net cash provided by financing activities	$252,438	$29,882
Net increase in cash	$209,964	$5,607

Net Cash Used in Operating Activities.

Net cash used in operating activities for the nine months ended September 30, 2021 was $41.8 million, consisting primarily of a net loss of $47.0 million and a net change in our operating assets and liabilities of $6.7 million, partially offset by non-cash charges of $11.9 million. The change in our net operating assets and liabilities was primarily due to a $3.7 million increase in accounts receivable, a $0.6 million increase in inventory, and a $3.3 million increase in our prepaid expenses to support the continued growth of our operations, partially offset by a $0.6 million increase in accrued compensation, and a $0.3 million increase in other non-current liabilities. The non-cash charges primarily consisted of $3.1 million related to stock-based compensation, $0.3 million provision for excess and obsolete inventories, $0.4 million of right of use asset amortization related to our office leases, $0.5 million of accretion of debt discount and amortization of debt issuance costs, $0.5 million in depreciation and amortization, and $6.9 million resulted from the fair value remeasurement of our convertible preferred stock warrants.

Net cash used in operating activities for nine months ended September 30, 2020 was $23.6 million, consisting primarily of a net loss of $25.6 million, which included a $2.2 million benefit from the proceeds from our Paycheck Protection Program, or PPP, loan under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, offset by net change in our operating assets and liabilities of $1.1 million and non-cash charges of $3.1 million. The change in our net operating assets and liabilities was primarily due to a $1.2 million increase in accounts receivable, $1.1 million increase in inventory, a $0.4 million increase in our prepaid expenses to support the continued growth of our operations, partially offset by a $2.4 million increase in accrued and other liabilities, a $0.6 million increase in accrued compensation, and a $0.8 million increase in other noncurrent liabilities. The non-cash charges primarily consisted of $1.1 million provision for excess and obsolete inventories, primarily due to the impact of COVID-19 and the launch of OMNI Next Gen, $0.4 million of depreciation and amortization, $0.4 million accretion of debt discount and amortization of debt issuance costs, $0.3 million stock-based compensation, $0.4 million of right of use asset amortization related to our office leases, and $0.2 million resulting from the fair value remeasurement of our convertible preferred stock warrants.

Net Cash Used in Investing Activities.

Net cash used in investing activities in the nine months ended September 30, 2021 and 2020 was $0.7 million for purchases of property and equipment.

Net Cash Provided by Financing Activities.

Net cash provided by financing activities in the nine months ended September 30, 2021 primarily related to net IPO proceeds of $252.2 million and $0.3 million related to proceeds from stock option exercises.

Net cash provided by financing activities in the nine months ended September 30, 2020 was related to net proceeds from issuance of Series E redeemable convertible preferred stock of $30.0 million.

Liquidity and Capital Resources

Sources of Liquidity

To date, our primary sources of capital have been private placements of redeemable convertible preferred stock, debt financing agreements, the sale of common stock in our IPO, and revenue from the sale of our products. On July 19, 2021, we completed our IPO, including the underwriters' full exercise of their option to purchase additional shares, selling 11,500,000 shares of our common stock at $24.00 per share. Upon completion of our IPO, we received $252.2 million, after deducting underwriting discounts and commissions and offering costs.

As of September 30, 2021, we had cash and cash equivalents of $271.5 million, an accumulated deficit of $137.1 million and $35.0 million outstanding under our term loan agreement (before debt discount). Based on our current planned operations, we expect our cash and cash equivalents and additional borrowings available under the 2020 Term Loan and the 2020 Revolver will enable us to fund our operations for at least the next twelve months.

MidCap Loan Agreements

In January 2019, we entered into credit and security agreements, or the 2019 MidCap Credit Facility, with MidCap Financial Services, or the Lender, which provided for a term loan facility, or the 2019 Term Loan, and a revolving line of credit, or the 2019 Revolver. The original agreements included a maximum of $25.0 million credit facility consisting of a senior secured 2019 Term Loan of up to $20.0 million and a $5.0 million 2019 Revolver. In November 2020, we entered into amended and restated credit and security agreements, or the 2020 MidCap Credit Facility, with the Lender, which replaced the 2019 MidCap Credit Facility, and provided for a term loan facility, or the 2020 Term Loan, and a revolving line of credit, or the 2020 Revolver. The 2020 MidCap Credit Facility includes a maximum of $40.0 million credit facility consisting of a senior secured term loan of up to $35.0 million and a $5.0 million revolver.

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

In conjunction with the funding of Tranche One Loans and Tranche Two Loans under the 2019 Term Loan, we issued a 10-year warrant to the Lender to purchase 29,514 shares of our Series C redeemable convertible preferred stock, or the 2019 MidCap Warrants, at an exercise price of $9.4868 per share. In August 2021, the 2019 MidCap Warrants were net exercised and the Company issued 51,846 shares of common stock.

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

2020 Term Loan

The amended term loan extended the maturity date to November 1, 2025 and increased the stated floating interest rate to reserve-adjusted LIBOR, plus 7.00%. Outstanding principal amounts of Tranche One Loans and Tranche Two Loans borrowed under the 2019 Term Loan were designated as Tranche One Loans and Tranche Two Loans under the 2020 Term Loan, and the Tranche Three Loans commitment amount was increased to $21.0 million. We drew the entire commitment amount of the Tranche Three Loans in November 2020. The 2020 Term Loan begins to amortize on December 1, 2022, and, if certain conditions are met, the initiation of the amortization period can be extended to December 1, 2023 or December 1, 2024. In addition, the final payment fee was increased to 6.0%. We are subject to financial covenants related to minimum trailing revenue targets that began on November 30, 2020, and are tested on a monthly basis. As of December 31, 2020 and September 30, 2021, the Company was in compliance with the applicable financial covenant.

We incurred $0.7 million of issuance costs in conjunction with the 2020 Term Loan which were netted against the borrowed funds in the balance sheet and are being accreted using the effective interest method as interest expense over the contractual period of five years. The 2020 Term Loan had an effective interest rate of 13.59% per year.

In conjunction with the funding of the 2020 Term Loan, we issued a 10-year warrant to the Lender to purchase 300,000 shares of our Series F redeemable convertible preferred stock at an exercise price of $21.8779 per share, or the 2020 MidCap Warrant, with the estimated fair value of $1.8 million. The 2020 MidCap Warrants were recorded at the fair value as a debt discount and as a warrant liability. The debt discount is being accreted using the effective interest method as interest expense over the contractual period of four years for the 2020 Term Loan. In August 2021, the 2020 MidCap Warrant was net exercised and the Company issued 431,708 shares of common stock.

Other key terms of the 2020 Term Loan remained substantially unchanged compared to those of the 2019 Term Loan.

2020 Revolver

The 2020 Revolver extended maturity date to November 1, 2025 and increased the stated floating interest rate to reserve-adjusted LIBOR plus 4.50%. As of September 30, 2021, $5.0 million was available to be drawn under the 2020 Revolver which remains undrawn upon.

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

Lease Agreements

Our corporate headquarters are located in Menlo Park, California, where we lease approximately 10,823 square feet of office, research and development, engineering and laboratory space pursuant to a lease that commenced effective as of August 1, 2021, and expires on August 31, 2024. We also lease approximately 2,040 square feet of office space, which is primarily used by our commercial leadership team, in Southlake, Texas, pursuant to a lease that commenced on April 30, 2019 and expires on May 15, 2024.

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

Recently Issued Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for new accounting pronouncements not yet adopted as of the date of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The risk associated with fluctuating interest rates is primarily limited to our cash equivalents, which are carried at quoted market prices. Due to the short-term maturities and low risk profile of our cash equivalents, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our cash equivalents. We do not currently use or plan to use financial derivatives in our investment portfolio. As of September 30, 2021, we had $35.0 million in variable rate debt outstanding. Our 2020 Term Loan bears interest per annum at 7.00% plus LIBOR for such interest period, and our 2020 Revolver bears interest per annum at 4.50% plus LIBOR for such interest period. A hypothetical change in interest rates of 10% would have resulted in a change of $0.3 million in interest expense in the nine months ended September 30, 2021.

Foreign Currency Risk

Our business is primarily conducted in U.S. dollars. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our results of operations, financial position or cash flows.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that as a result of the material weaknesses in our internal control over financial reporting described below, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective. However, our management, including our principal executive officer and our principal financial officer, has concluded that, notwithstanding the identified material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly presented, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

Remediation efforts on previously reported material weaknesses

In connection with the preparation of our financial statements in connection with our IPO, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness related to a lack of sufficient full-time accounting personnel with requisite experience and deep technical accounting knowledge to (i) identify and resolve complex accounting issues under GAAP, and (ii) enable appropriate segregation of duties and reviews over the financial reviews over the financial close and reporting process.

We have implemented and are in process of implementing additional measures to improve our internal control over financial reporting to remediate this material weakness, including (i) the hiring of personnel with technical accounting and financial reporting experience and (ii) the implementation of improved accounting and financial reporting procedures and systems to improve the completeness, timeliness and accuracy of our financial reporting and disclosures including the assessment of more judgmental areas of accounting. We are committed to continuing to improve our internal control processes and we will continue to diligently and vigorously review our financial reporting controls and procedures.

We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses. While we believe that our efforts have improved our internal control over financial reporting, remediation of the material weaknesses will require further validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, and we cannot assure you that we have identified all, or that we will not in the future have additional material weaknesses.

Changes in internal control over financial reporting

Other than the changes intended to remediate the material weakness noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On September 16, 2021, the Company filed suit in the U.S. District Court for the District of Delaware (C.A. No. 1:21-cv-01317) alleging that Ivantis, Inc. directly or indirectly infringes U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 by making, using, selling, and offering for sale the Hydrus® Microstent. The Company’s Complaint seeks money damages and injunctive relief. Ivantis has not yet responded to the Complaint, and no trial date has been set. The Company is presently unable to predict the outcome of this lawsuit or to reasonably estimate the potential financial impact of the lawsuit on the Company, if any.

We may, in the ordinary course of business, face various claims brought by third parties, and we may, from time to time, make additional claims or take further legal actions to assert our rights, including intellectual property rights as well as claims relating to employment matters and the safety or effectiveness of our products. Any of these claims could subject us to costly litigation, and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our business, financial condition and results of operations. Additionally, any such claims, whether or not successful, could damage our reputation and business.

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

We have incurred annual net losses since our formation in 2010. For the years ended December 31, 2018, 2019 and 2020, we had net losses of $14.3 million, $25.9 million and $34.7 million, respectively, and for the nine months ended September 30, 2020 and 2021, we had net losses of $25.6 million and $47.0 million, respectively. As of September 30, 2021, we had an accumulated deficit of $137.1 million. To date, we have financed our operations primarily through equity and debt financings and from sales of our products, the OMNI® Surgical System, or OMNI, a device that enables canaloplasty followed by trabeculotomy for the reduction of intraocular pressure in adult patients with primary open-angle glaucoma, or POAG, and our TearCare® System, or TearCare, to apply localized heat where the medical community recommends the application of warm compress to the eyelids, as well as predicates to OMNI. The losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our products, costs related to our sales and marketing efforts, general research and development expenses, including costs related to clinical trials and regulatory initiatives to obtain marketing clearance, and infrastructure improvements.

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

•

Lack of availability of adequate third-party payor coverage or reimbursement, or changes in (or new) third-party payor coverage or reimbursement policies that are materially adverse to the Company's interest;

•	Competitive response and negative selling efforts from providers of alternative treatments;

•	Challenges of integrating TearCare into established ophthalmologic and optometric practices; and

•	Perceptions regarding the time commitment and skill development that may be required to gain familiarity and proficiency with our products.

To effectively market and sell our products, we will need to continue to educate the medical community about the safety, efficacy, necessity and efficiency of our products and about the patient populations that would potentially benefit from the use of our products. We focus our sales, marketing and education efforts primarily on our target ECP providers, ambulatory surgery centers, hospital outpatient departments and potential patient populations. However, we cannot assure you that we will achieve broad education or market acceptance. For example, if first-line ECPs or primary care physicians that serve as the early point of contact for patients are not made aware of our OMNI products, they may not refer patients to ECPs who utilize our products, and those patients may be treated with alternative procedures or treatments. In addition, some physicians may choose to utilize our products on only a subset of their total patient population or may not adopt our products at all. If we are not able to effectively demonstrate that our products are beneficial for a broad range of patients, adoption of our products will be limited and may not occur as rapidly as we anticipate or at all, which would have a material adverse effect on our business, financial condition and results of operations. Further, if we are unable to obtain or maintain favorable third-party reimbursement coverage of procedures in which our OMNI product is used, if we are unable to obtain favorable reimbursement for procedures in which TearCare is used, or if competitive products obtain comparatively favorable third-party reimbursement coverage as compared to our products, adoption of our products by ECPs and patients will suffer. We cannot assure you that our products will achieve broad market acceptance among payors, physicians and patients. Any failure of our products to satisfy demand or to achieve meaningful market acceptance and penetration will harm our future prospects and have a material adverse effect on our business, financial condition and results of operations.

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

We do not control which physicians utilize these medical devices in their treatments or how much training they receive, and physicians who have not completed our training sessions may nonetheless attempt to use OMNI as part of an ophthalmic surgical procedure or use TearCare to apply localized heat. In addition, a perception by physicians that OMNI or TearCare are difficult to use may negatively impact adoption by ECPs. If ECPs utilize these devices in a manner that is inconsistent with our labeled indications or with components that are not part of our products, such as viscoelastic fluid that is incompatible with OMNI, or without adhering to or completing our training sessions, the patient outcomes may be negative. This could negatively impact the perception of patient benefits and safety associated with OMNI and TearCare and limit adoption of our devices, which would have a material adverse effect on our business, financial condition and results of operations.

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

We are currently seeking FDA clearance for an expanded indication for our TearCare product, and we intend to continue to develop TearCare for expanded indications in the future.

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

The products that we market in the United States are regulated as medical devices by the FDA. OMNI has received premarket clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or the FDCA. In the 510(k) clearance process, before a device may be marketed the FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (preamendments device), a device that was originally on the U.S. market pursuant to an approved PMA application and later down-classified, or a 510(k)-exempt device. This process is typically shorter and generally requires the submission of less supporting documentation than the FDA’s PMA process and does not always require long-term clinical studies. TearCare is currently marketed as a 510(k)-exempt device, and did not undergo premarket clearance prior to marketing. In November 2020, we submitted a 510(k) premarket notification seeking an expanded indication for use for TearCare. The FDA requested several safety tests and modifications which we believe would have required additional time to complete beyond the designated review process. We voluntarily withdrew this submission in May 2021 to allow us to comply with the FDA requests in a comprehensive manner. We completed the additional testing and modifications requested by the FDA and summitted a new 510(k) for an expanded indication for use in September 2021.

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

We currently market our OMNI device for use in the U.S. and select European geographies for canaloplasty followed by trabeculotomy to reduce intraocular pressure in adult patients with POAG. POAG is the most prevalent form of glaucoma and affects approximately 4.1 million people in the United States and over 60 million people worldwide. We currently market TearCare as a Class II, 510(k)-exempt powered heating pad for the delivery of localized heat where the current medical community recommends application of a warm compress. In September 2021, we submitted a 510(k) seeking FDA clearance of TearCare for an expanded indication for use. There are an estimated 739 million people globally and 38 million people in the U.S. who suffer from DED. DED is the most common reason for a patient visit to an eye doctor, yet of the 38 million people with DED in the U.S., only 17 million have been diagnosed with DED. Studies have shown that evaporative DED resulting from MGD is associated with approximately 86% of all DED cases.

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

In December 2019, a novel strain of coronavirus, SARS-CoV-2, was identified in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease, COVID-19, has spread worldwide. In response to the COVID-19 pandemic, numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents. Such orders or restrictions have resulted in work stoppages, slowdowns and delays, travel restrictions and cancellation of events. Disruptions or potential disruptions to our business from COVID-19 or a future pandemic could include the inability of our component suppliers and manufacturers to produce our products, components, or accessories on a timely basis, or at all; disruptions in our logistics and distribution providers to deliver our products to customers on a timely basis, or at all; potential disruption in our employee base as a result of COVID-19 regulations and requirements (including vaccination mandates); inventory shortages or obsolescence; diversion of or limitations on employee resources that would otherwise be focused on the operations of our business; delays in growing or reductions in our sales organization, including through delays in hiring, lay-offs, furloughs or other losses of sales representatives; limitations on the ability of our sales representatives and distributors to reach potential customers and reduced opportunities for market education; business adjustments or disruptions of certain third parties, including suppliers and customers; and additional government requirements or other incremental mitigation efforts that may further impact our or our suppliers’ capacity to manufacture our products. For example, as a result of restrictions related to the COVID-19 pandemic our sales representatives have been curtailed in their ability to conduct in-person meetings and demonstrations, and our market education and training efforts have been limited. We may also experience delays in initiating or completing any clinical trials or investigations that we intend to conduct or are conducting, and we do not know whether our clinical trials or investigations will begin on time, need to be redesigned, enroll patients on time, or be completed on schedule, or at all.

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

Though demand for our products in the second and third quarters of 2021 has grown, the extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19, any new variants of the virus, the nature, extent and effectiveness of containment and treatment measures, the extent and duration of the effect on the economy and how quickly and to what extent normal economic and operating conditions can resume.

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

We may not be able to incrementally secure or maintain adequate levels of third-party coverage and reimbursement for procedures in which OMNI is used, and third parties may rescind or modify their coverage or delay payments related to OMNI. We may not be able to incrementally secure any, or adequate levels of, third-party coverage and reimbursement for procedures in which TearCare is used, and even if third parties provide coverage they may rescind or modify their coverage or delay payments related to TearCare.

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

Coverage and reimbursement by governmental and third-party payors may depend upon a number of factors, including the determination that the product or service and its use or administration for a particular patient is:

•	A covered benefit;

•	Safe, effective reasonable and medically necessary;

•	Appropriate for the specific patient;

•	Supported by clinical data;

•	Supported by guidelines established by the relevant professional societies;

•	Cost-effective; and

•	Neither experimental nor investigational.

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

The AMA maintains a subset of temporary (Category III) CPT codes used for new and emerging technologies. For example, TearCare was assigned a Category III CPT code effective beginning January 1, 2020. Coverage for Category III CPT codes is often limited. Medicare does not generally establish national payment rates for Category

III CPT codes on the Medicare Physician Fee Schedule, or MPFS. As a result, individual Medicare contractors and private payors may establish their own payment rates for services described by Category III CPT codes, which payment rates may be variable across Medicare contractors and may be materially below the final reimbursement rates that we are currently targeting, or may determine not to reimburse services described by Category III CPT codes.

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

Our business strategy depends on our ability to manufacture our current and future products in sufficient quantities and on a timely basis to meet customer demand, while adhering to product quality standards, complying with regulatory quality system requirements and managing manufacturing costs. We do not have any internal manufacturing capabilities or infrastructure. OMNI is currently being produced and assembled by Peter’s Technology (Suzhou) CO LTD., or Peter’s, a subsidiary of Peter’s Co., Ltd., a Taiwan-based manufacturer, and we also maintain OMNI product inventory manufactured by Second Source Medical, LLC (“Second Source”), our previous OMNI manufacturer, which will be used to fulfill customer orders until such inventory has been depleted. We intend to fully transition OMNI production to Peter’s and an additional high-volume contract manufacturer with domestic U.S. production facilities by the first quarter of 2022. The Peter’s Supply Agreement governs the assembly and supply of OMNI by Peter's, pursuant to which Peter’s purchases components from our approved suppliers for assembly and we make purchases on a purchase order basis. We may encounter delays or incur additional costs in connection with the transition to a new contract manufacturer with domestic U.S. and Chinese production facilities for OMNI production. For the production of TearCare, we currently have supply arrangements with separate Chinese and U.S. medical device manufacturers for the production of TearCare’s SmartLids and TearCare’s SmartHubs. These companies manufacture, assemble, inspect, test, package and ship OMNI and TearCare and related accessories.

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

•

Delays in shipments resulting from uncorrected defects, reliability issues or a third-party’s failure to manufacture and supply components, accessories, materials, and assembly that consistently meet our agreed specifications and quality requirements;

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

We rely on a limited number of third-party manufacturers, many of which are single source suppliers, for a portion of the components, accessories, materials and assembly that we utilize in our products. These items are critical and, for certain items, there are relatively few or no readily available alternative sources of supply. These single source suppliers may be unwilling or unable to supply these items reliably and at the levels we anticipate or that are required by the market. Additionally, although we require our suppliers and providers to supply us with components and services that meet our specifications and other applicable legal and regulatory requirements in our agreements and contracts, and appropriate inspections, testing or other acceptance activities are performed to ensure the components meet our requirements, there is a risk that these third parties will not always act consistent with our best interests, and may not always supply components or provide services that meet our requirements or in a timely manner.

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

•

Changes in coverage and reimbursement policies with respect to the procedures in which our products and our competitors' products are used, and potential future products that compete with our products;

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

Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Since our inception, our operations have been financed primarily by net proceeds from the sale of our convertible preferred stock in private placements, indebtedness and, to a lesser extent, product revenue from sales of our products. As of September 30, 2021, we had $271.5 million in cash and cash equivalents, and an accumulated deficit of $137.1 million. Based on our current planned operations, we expect that our cash and cash equivalents and additional borrowings available under our credit facility will enable us to fund our operations for at least the next twelve months. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

In November 2020, we entered into new credit and security agreements with MidCap Financial Services, which provide for a term loan facility and revolving line of credit, or the 2020 MidCap Credit Facility. The 2020 MidCap Credit Facility consists of a term loan of up to $35.0 million, or the 2020 Term Loan, which has a stated floating interest rate equal to reserve-adjusted LIBOR plus 7.00%, and a revolving line of credit of $5 million, or the 2020 Revolver, with a stated floating interest rate equal to reserve-adjusted LIBOR plus 4.50%, a 0.5% unused line fee and a 0.5% collateral management fee. We further amended the 2020 MidCap Facility in October 2021 for purposes of relaxing certain financial reporting obligations and other operating covenants. As of December 31, 2020 and September 30, 2021, we had an aggregate of approximately $35.0 million in principal borrowings outstanding under the 2020 MidCap Credit Facility, excluding debt discounts. We must make interest payments under the 2020 MidCap Credit Facility, which has diverted and will continue to divert resources from other activities. We incurred an aggregate interest expense of $2.0 million and $2.4 million in the years ended December 31, 2019 and December 31, 2020, respectively, and $1.6 million and $3.3 million in the nine months ended September 30, 2020 and September 30, 2021, respectively.

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

To date, the growth of our operations has been largely organic, and we have limited experience in acquiring other businesses or technologies. Furthermore, the anticipated benefit of any strategic alliance, joint venture or acquisition may not materialize, or such strategic alliance, joint venture or acquisition may be prohibited. In November 2020, we amended and restated our credit facilities and entered into the 2020 Term Loan and 2020 Revolver and then further amended the 2020 Term Loan and 2020 Revolver in October 2021. The 2020 Term Loan and the 2020 Revolver restrict our ability to pursue certain mergers, acquisitions, amalgamations or consolidations that we may believe to be in our best interest.

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

Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union and ratified a trade and cooperation agreement governing its future relationship with the European Union. The agreement addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.

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

In the U.S., we have obtained clearance from the FDA of OMNI through the 510(k) clearance process. We also market TearCare as a 510(k)-exempt device and have submitted a 510(k) premarket notification seeking an expanded label for the device. Any further modification to these products or their intended uses may require us to submit a new 510(k) premarket notification and obtain clearance, or submit a PMA and obtain FDA approval prior to implementing the change. Specifically, any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, approval of a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have made modifications to 510(k)-cleared products in the past and have determined based on our review of the applicable FDA regulations and guidance that in certain instances new 510(k) clearances or PMA approvals were not required. We may make modifications or add additional features in the future that we believe do not require a new 510(k) clearance or approval of a PMA. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications or PMA applications for modifications to our products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.

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

We currently market TearCare as a Class II, 510(k)-exempt powered heating pad. We are seeking clearance from the FDA for an expanded indication for use for TearCare through a 510(k) premarket notification. However, the FDA may determine that the clinical data we have provided or will provide is insufficient to support this indication and therefore not grant or delay clearance. For example, in January 2021, the FDA requested that we provide additional information in connection with the TearCare 510(k) premarket notification we submitted in November 2020. We withdrew this submission in May 2021 and submitted a revised 510(k) premarket notification in September 2021 that included the additional information requested by the FDA. Further, the FDA may disagree with our belief that our existing indication is broad enough to include the delivery of localized heat where the current medical community recommends application of a warm compress, such as MGD, DED, and blepharitis, in which case the FDA could assert that we are marketing the product in a manner that causes the product not to be exempt from premarket clearance.

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

Even though we have obtained FDA clearance for OMNI and currently market TearCare in the U.S. pursuant to a 510(k) exemption, we are subject to ongoing and pervasive regulatory requirements governing, among other things, the manufacture, marketing, advertising, medical device reporting, sale, promotion, import, export, registration, and listing of devices. For example, we must submit periodic reports to the FDA as a condition of 510(k) clearance. These reports include information about failures and certain adverse events associated with the device after its clearance. Failure to submit such reports, or failure to submit the reports in a timely manner, could result in enforcement action by the FDA. Following its review of the periodic reports, the FDA might ask for additional information or initiate further investigation. In addition, we must maintain an active registration of our facilities and listing of our products in order to legally market them in the United States. If the FDA were to disagree with our product listing or otherwise take issue with our registration and listing compliance, it could result in delisting of our products or other enforcement action resulting in potential inability to market our products. For example, in October 2020, the FDA communicated to us that TearCare may not be eligible for an exemption from 510(k) clearance. In response to that communication, among other things, we submitted a 510(k) premarket notification seeking clearance for TearCare in November 2020. The FDA requested several safety tests and modifications to this submission which we believe would have required additional time to complete beyond the designated review process. We voluntarily withdrew this submission in May 2021 to allow us to comply with the FDA’s requests in a comprehensive manner. We completed the additional testing and modifications requested by the FDA and submitted a new 510(k) for an expanded indication for use in September 2021.

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

Further, from January 1, 2021, companies have to comply with the GDPR and also the United Kingdom General Data Protection Regulation, or the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is also unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. These changes will lead to additional costs and increase our overall risk exposure. Currently there is a four to six month grace period agreed in the EU and United Kingdom Trade and Cooperation Agreement, ended June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. The European Commission published a draft adequacy decision on February 19, 2021. If adopted, the decision will enable data transfers from EU member states to the United Kingdom for a four-year period, subject to subsequent extensions.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell their shares, could result in a decrease in the market price of our common stock. We have 47,292,022 shares of common stock outstanding based on the number of shares outstanding as of September 30, 2021. 35,749,990 shares are currently restricted as a result of vesting restrictions, securities laws or 180-day lock-up agreements (which may be waived, with or without notice, by Morgan Stanley & Co. LLC and BofA Securities, Inc.). Moreover, holders of an aggregate of up to 17,213,910 shares of our common stock will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

We have also registered all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market, subject to volume limitations applicable to affiliates and the lock-up agreements”

Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the price of our common stock to fall and make it more difficult for you to sell shares of our common stock.

Our directors, executive officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of September 30, 2021, our executive officers, directors and principal stockholders each holding more than 5% of our common stock will collectively control approximately 64.8% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On July 19, 2021, we completed our IPO. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-257320), as amended, declared effective by the SEC on July 14, 2021.

The net proceeds from our IPO have been used and will be used, together with our cash and cash equivalents: (i) to fund ongoing and future clinical trials of OMNI and TearCare; (ii) to support the marketing and sales efforts for our products; (iii) for research and development; and (iii) for working capital and other general corporate purposes.

There has been no material change in the intended use of proceeds from our IPO as described in our Prospectus.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of Sight Sciences, Inc.	8-K	001-40587	3.1	7/19/21
3.2	Amended and Restated Bylaws of Sight Sciences, Inc.	8-K	001-40587	3.2	7/19/21
4.1	Third Amended and Restated Investors’ Rights Agreement, dated as of November 23, 2020, as amended.	S-1/A	333-257320	4.1	7/8/21
4.2	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-257320	4.2	7/8/21
4.3	Form of Warrant to Purchase Stock	S-1	333-257320	4.3	6/23/21
10.1	First Amendment to the Amended and Restated Credit and Security Agreement (Revolving Loan), dated October 5, 2021					*
10.2	First Amendment to the Amended and Restated Credit and Security Agreement (Term Loan), dated October 5, 2021					*
10.3	2021 Incentive Award Plan and form of option agreements thereunder.	S-1/A	333-257320	10.2	7/8/21
10.4	Non-Employee Director Compensation Program.	S-1/A	333-257320	10.3	7/8/21
10.5	2021 Employee Stock Purchase Plan.	S-1/A	333-257320	10.4	7/8/21
10.6	Form of Indemnification Agreement for Directors and Officers.	S-1/A	333-257320	10.5	7/8/21
10.7	Employment Agreement between the Registrant and Paul Badawi, dated July 7, 2021.	S-1/A	333-257320	10.11	7/8/21
10.8	Employment Agreement between the Registrant and Shawn O’Neil, dated July 7, 2021.	S-1/A	333-257320	10.12	7/8/21
10.9	Employment Agreement between the Registrant and Sam Park, dated July 7, 2021.	S-1/A	333-257320	10.13	7/8/21
10.10	Employment Agreement between the Registrant and David Badawi, M.D., dated July 7, 2021.	S-1/A	333-257320	10.14	7/8/21
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGHT SCIENCES, INC

November 10, 2021	By:	/s/ Paul Badawi
Paul Badawi
President and Chief Executive Officer