Form 10-Q
period 2022-03-31
Sight Sciences, Inc.
filed 2022-05-10
CIK 1531177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 4, 2022, the registrant had 47,590,348 shares of Common Stock, par value $0.001 outstanding.

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

Actual events or results may differ from those expressed in forward-looking statements. As such, you should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, prospects, strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions, and other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the "SEC") on March 24, 2022 (the "2021 Form 10-K") and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a highly competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SIGHT SCIENCES, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$238,586	$260,687
Accounts receivable, net	9,949	8,709
Inventory, net	4,082	3,475
Prepaid expenses and other current assets	2,693	4,164
Total current assets	255,310	277,035
Property and equipment, net	1,714	1,454
Operating lease right-of-use assets	1,375	1,495
Other noncurrent assets	191	202
Total assets	$258,590	$280,186
Liabilities, redeemable convertible preferred stock, and Stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,074	$3,351
Accrued compensation	3,859	5,987
Accrued and other current liabilities	5,067	4,166
Total current liabilities	12,000	13,504
Long-term debt	32,817	32,656
Other noncurrent liabilities	1,862	1,919
Total liabilities	46,679	48,079
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock:
Convertible preferred stock par value of $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Stockholders’ equity (deficit):
Preferred stock par value of $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Common stock par value of $0.001 per share; 200,000,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively; 47,590,348 and 47,504,704 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	48	48
Additional paid-in-capital	388,127	385,060
Accumulated deficit	(176,264)	(153,001)
Total stockholders’ equity (deficit)	211,911	232,107
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$258,590	$280,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue	$14,881	$8,635
Cost of goods sold	3,033	2,301
Gross profit	11,848	6,334
Operating expenses:
Research and development	5,646	3,440
Selling, general and administrative	28,395	14,550
Total operating expenses	34,041	17,990
Loss from operations	(22,193)	(11,656)
Interest expense	(1,046)	(1,084)
Other (expense) income, net	(15)	552
Loss before income taxes	(23,254)	(12,188)
Provision for income taxes	9	52
Net loss and comprehensive loss	$(23,263)	$(12,240)
Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(1.29)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	47,569,499	9,517,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (deficit)
Balance at December 31, 2021	—	$—	47,504,704	$48	$385,060	$(153,001)	$232,107
Issuance of common stock upon exercise of stock options	—	—	85,644	—	93	—	93
Stock-based compensation expense	—	—	—	—	2,974	—	2,974
Net loss	—	—	—	—	—	(23,263)	(23,263)
Balance at March 31, 2022	—	—	47,590,348	48	388,127	(176,264)	211,911

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2020	12,767,202	$117,331	9,509,182	$9	$1,183	$(90,041)	$(88,849)
Issuance of common stock upon exercise of stock options	—	—	16,862	—	11	—	11
Stock-based compensation expense	—	—	—	—	277	—	277
Net loss	—	—	—	—	—	(12,240)	(12,240)
Balance at March 31, 2021	12,767,202	117,331	9,526,044	9	1,471	(102,281)	(100,801)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(23,263)	$(12,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	179	135
Accretion of debt discount and amortization of debt issuance costs	161	170
Stock-based compensation expense	2,974	277
Provision for doubtful accounts receivable	(60)	27
Provision for excess and obsolete inventories	8	211
Noncash operating lease expense	121	156
Change in fair value of redeemable convertible preferred stock warrant	—	(555)
Loss on disposal of property and equipment	46	4
Changes in operating assets and liabilities:
Accounts receivable	(1,180)	(301)
Inventory	(615)	(146)
Prepaid expenses and other current assets	1,472	122
Other noncurrent assets	10	(1,024)
Accounts payable	(248)	1,071
Accrued compensation	(2,129)	(1,845)
Accrued and other current liabilities	472	977
Other noncurrent liabilities	86	91
Net cash used in operating activities	(21,966)	(12,870)
Cash flows from investing activities
Purchases of property and equipment	(227)	(104)
Net cash used in investing activities	(227)	(104)
Cash flows from financing activities
Payments of costs related to initial public offering	—	(223)
Proceeds from exercise of common stock options	92	13
Net cash provided by (used in) financing activities	92	(210)
Net change in cash and cash equivalents	(22,101)	(13,184)
Cash and cash equivalents at beginning of period	260,687	61,511
Cash and cash equivalents at end of period	$238,586	$48,327

Supplemental disclosure of cash flow information
Cash paid for interest	$766	$766
Supplemental noncash disclosure
Acquisition of property and equipment included in accounts payable and accrued liabilities	$418	$35
Unpaid initial public offering costs in accounts payable and accrued liabilities	$—	$1,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Company and Nature of Business

Description of Business

Sight Sciences, Inc. (the “Company”) was incorporated in the State of Delaware in 2010. The Company is located and headquartered in Menlo Park, California and has principal commercial offices in Southlake, Texas. The Company is an ophthalmic medical device company focused on the development and commercialization of surgical and nonsurgical technologies for the treatment of prevalent eye diseases. The Company’s Surgical Glaucoma segment's product portfolio features the OMNI® Surgical System ("OMNI"), a device that facilitates the performance of both canaloplasty and trabeculotomy with a single device and single corneal incision to reduce intraocular pressure in adult patients with primary open-angle glaucoma. The Company’s Dry Eye segment's product portfolio consists of the TearCare® System ("TearCare") for ophthalmologists and optometrists. TearCare is a wearable eyelid technology that delivers highly targeted and adjustable heat to the meibomian glands of the eyelids in adult patients with evaporative dry eye disease due to meibomian gland disfunction.

Stock Split

In July 2021 the Company effected a 2-for-1 stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s redeemable convertible preferred stock. Accordingly, all share and per share amounts for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this stock split and adjustment of the redeemable convertible preferred stock conversion ratios.

Initial Public Offering

In July 2021, the Company closed its initial public offering (“IPO”) of its common stock in which the Company issued and sold 10,000,000 shares of its common stock, and sold an additional 1,500,000 shares of common stock upon the full exercise of the underwriters’ option to purchase additional shares of the Company's common stock. These sales occurred at the initial public offering price of $24.00 per share. The Company received net proceeds of approximately $252.2 million from the IPO, after deducting underwriting discounts and commissions of $19.3 million and offering costs of $4.5 million.

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

Significant Risks and Uncertainties

Since inception, the Company has incurred losses and negative cash flows from operations. As of March 31, 2022, the Company had an accumulated deficit of $176.3 million and recorded a net loss of $23.3 million for the three months then ended and expects to incur future additional losses. If the Company’s revenue levels from its products are not sufficient or if the Company is unable to secure additional funding when desired, the Company may need to delay the development of its products and scale back its business and operations.

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

The ongoing COVID-19 pandemic has impacted, and is expected to continue to impact, demand for the Company's products, which are used in procedures and therapies that are considered elective. COVID-19 may also, directly or indirectly, have an unfavorable impact on other areas of the Company's business including, but not limited to, supply chain, sales, third party manufacturing, research and development costs and clinical studies. The full effect of the COVID-19 pandemic on the Company's financial condition and results of operations remains highly uncertain and cannot be predicted with confidence, and will depend on certain developments, including the duration and severity of the COVID-19 pandemic and its potential variants. The impact on the Company's customers and suppliers and the range of governmental and community reactions to the pandemic are uncertain. The Company may continue to experience reduced customer demand or constrained supply that could materially adversely impact business, financial condition, results of operations, liquidity and cash flows in future periods.

Note 2. Summary of Significant Accounting Policies

There have been no significant changes in the Company's significant accounting policies during the three months ended March 31, 2022, as compared with those disclosed in the 2021 Form 10-K for the year ended December 31, 2021 filed with the U.S Securities and Exchange Commission (SEC) on March 24, 2022.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) applicable to interim periods and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.

The unaudited consolidated financial statements have been prepared on a basis consistent with the audited financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's financial information contained herein. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date. These interim consolidated financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company's financial statements and accompanying notes for the fiscal year ended December 31, 2021, which are contained in the Company's 2021 Form 10-K filed with the SEC on March 24, 2022. The Company's results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period.

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

New Accounting Pronouncements

During the three-month period ended March 31, 2022, there were no significant Accounting Standard Updates (ASU's) issued that were adopted. As of March 31, 2022, there are no significant ASU's issued and not yet adopted, that are expected to have a material impact on the Company's financial statements and related disclosures.

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

The financial statements as of March 31, 2022 and December 31, 2021, do not include any assets or liabilities that are measured at fair value on a nonrecurring basis.

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of March 31, 2022 and December 31, 2021, total debt of $32.8 million and $32.7 million is reported at amortized cost, respectively. This outstanding debt is classified as Level 2 as it is not actively traded. The amortized cost of the outstanding debt approximates the fair value.

The Company measured the redeemable convertible preferred stock warrants using Level 3 unobservable inputs within the Black-Scholes option-pricing model. The key assumptions included the fair value of redeemable convertible preferred stock, volatility, the risk-free interest rate, expected term (remaining contractual term of the warrants) and dividend yield. The Company had limited historical volatility information available, and the expected volatility was based on actual volatility for comparable public companies projected over the expected terms of the warrants. The Company did not apply a forfeiture rate to the warrants as there was not enough historical information available to estimate such a rate. The risk-free rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the warrants.

The Company determined the fair value of the redeemable convertible preferred stock warrants quarterly, with subsequent gains and losses from remeasurement of Level 3 financial liabilities recorded through other (expense) income, net in condensed statements of operations and comprehensive loss. The redeemable convertible preferred stock warrants were converted to common stock warrants upon the closing of the IPO and subsequently settled during the third quarter of the year ended December 31, 2021.

A summary of the changes in the fair value of the Company’s Level 3 financial instruments for the three months ended March 31, 2021, is as follows (in thousands):

Redeemable convertible preferred stock warrants liabilities
Balance – December 31, 2020	$2,112
Change in fair value	(555)
Balance – March 31, 2021	$1,557

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	As of March 31,	As of December 31,
	2022	2021
Tools and equipment	$1,874	$1,685
Computer equipment and software	100	100
Furniture and fixtures	254	254
Leasehold improvements	34	29
Construction in process	826	590
	3,088	2,658
Less: Accumulated depreciation	(1,374)	(1,204)
Property and equipment, net	$1,714	$1,454

Depreciation expense was $0.2 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	As of March 31,	As of December 31,
	2022	2021
Accrued expenses	$3,518	$2,726
Current portion of lease liabilities	534	510
Short term interest payable	274	275
Other accrued liabilities	741	655
Total accrued and other current liabilities	$5,067	$4,166

Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	As of March 31,	As of December 31,
	2022	2021
Noncurrent portion of lease liabilities	$896	$1,040
Long term interest payable	928	841
Other noncurrent liabilities	38	38
Total other noncurrent liabilities	$1,862	$1,919

Note 5. Debt

In January 2019, the Company entered into credit and security agreements with MidCap Financial Services (the "Lender"), which provided a maximum of $25.0 million credit facility consisting of a $20.0 million senior secured term loan (the "2019 Term Loan") and a $5.0 million 2019 revolving loan (the "2019 Revolver" and collectively with the 2019 Term Loan, the “2019 MidCap Credit Facility”). In November 2020, the Company entered into amended and restated credit and security agreements with the same institution, which replaced the 2019 MidCap Credit Facility, and provided for a maximum of $40.0 million credit facility consisting of a $35.0 million senior secured term loan (the "2020 Term Loan") and a $5.0 million revolving loan (the "2020 Revolver and collectively with the 2020 Term Loan, the “2020 MidCap Credit Facility”).

The obligations under the MidCap Credit Facility are guaranteed by the Company's current and future subsidiaries, subject to exceptions for certain foreign subsidiaries. Obligations under the agreements are secured by substantially all assets of the Company, including material intellectual property. Additionally, the Company is subject to customary affirmative and negative covenants as defined in the credit agreements, including covenants that limit or restrict the ability to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. The agreements also have financial covenants that relate to minimum trailing revenue targets, which began in November 2020, and are tested on a monthly basis. As of March 31, 2022, the Company was in compliance with all financial and non-financial covenants.

The MidCap Credit Facility agreements each contain events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross-defaults and bankruptcy and insolvency events.

As of March 31, 2022 and December 31, 2021, $5.0 million was available to be drawn under the 2020 Revolver, respectively. The 2020 Revolver has not been drawn upon as of March 31, 2022 and December 31, 2021. Long-term and short-term debt was as follows (in thousands):

	As of March 31,	As of December 31,
	2022	2021
Term Loan	$35,000	$35,000
Total principal payments due	35,000	35,000
Less: debt discount related to warrant liability and issuance costs	(2,183)	(2,344)
Total amounts outstanding	32,817	32,656
Less: Current portion	—	—
Total accrued and other current liabilities	$32,817	$32,656

The repayment schedule relating to the Company’s debt as of March 31, 2022, is as follows (in thousands):

Amount
2022 (remainder)	—
2023	1,458
2024	17,500
2025	16,042
Thereafter	—
Total repayments	$35,000

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

On February 5, 2021, the Company renewed the lease of the corporate headquarters in Menlo Park, California. The lease is a noncancelable operating lease for approximately 10,823 square feet of primary office space. The operating lease commenced on August 1, 2021 and is for a term of 37 months from the commencement date. The Company recorded an aggregate right-of-use ("ROU") asset and lease liability of $1.5 million. The ROU asset and corresponding lease liability were estimated using a weighted-average incremental borrowing rate of 13.59%. Total base rent is approximately $1.6 million under the lease agreement.

The Company recognizes rent expense on a straight-line basis over the noncancelable lease term. The Company’s rent expense was $0.2 million for both the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the remaining lease term for the lease was 2.38 years.

Operating lease expense and supplemental cash flow information related to operating leases for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease expense	$173	$175
Cash paid for operating leases	170	177

Aggregate future minimum lease payments at March 31, 2022, under these noncancelable operating leases were as follows (in thousands):

As of March 31,
2022
2022	521
2023	705
2024	462
Total future minimum lease payments	$1,688
Less: imputed interest	(258)
Present value of future minimum lease payments	$1,430
Less: current portion of operating lease liability	(534)
Operating lease liabilities - noncurrent	$896

Legal Proceedings

On September 16, 2021, the Company filed suit in the U.S. District Court for the District of Delaware (C.A. No. 1:21-cv-01317) alleging that Ivantis, Inc. directly or indirectly infringes U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 by making, using, selling, and offering for sale the Hydrus® Microstent. The Company’s Complaint seeks money damages and injunctive relief. On January 24, 2022, Ivantis asserted counterclaims requesting declaratory judgments that the Company's asserted patents-in-suit are not infringed and/or invalid. No trial date has been set. The Company is presently unable to predict the outcome of this lawsuit or to reasonably estimate the potential financial impact of the lawsuit on the Company, if any.

The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings, and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations in a given period. As of March 31, 2022 and December 31, 2021, the Company was not involved in any material legal proceedings except as described above.

Voluntary Recall

In March 2022, the Company announced a voluntary recall of the TearCare SmartHub 1.0 devices to ensure regulatory compliance with product classification codes following TearCare's 510(k) clearance with the FDA in December 2021. During the first quarter of 2022, the Company estimated the cost of providing customers with replacement TearCare SmartHub 1.5 devices to be $0.9 million, which was expensed to cost of goods sold in the first quarter. The Company began providing replacement devices in March 2022 and expects to have all replacement devices provided by the end of the second quarter of fiscal year 2022.

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director may be subject to any proceeding arising out of acts or omissions of such director in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director liability insurance. This insurance allows the transfer of risk associated with the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of March 31, 2022 and December 31, 2021.

Note 7. Stockholders' Equity

Common Stock

In connection with the Company’s IPO in July 2021, the Company’s certificate of incorporation was amended and restated to provide for 200,000,000 authorized shares of common stock with a par value of $0.001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.001 per share. The holders of common stock were also entitled to receive dividends whenever funds are legally available, when and if declared by the board of directors. As of March 31, 2022, no dividends have been declared to date. Each share of common stock is entitled to one vote.

At March 31, 2022 and December 31, 2021, the Company had reserved common stock for future issuances as follows:

	March 31,	December 31,
	2022	2021
Common stock options issued and outstanding	5,944,899	4,996,945
Common stock available for future grant	3,684,766	5,321,687
Restricted stock units outstanding	656,573	53,250
Shares available for future purchase under ESPP	850,000	850,000
Total	11,136,238	11,221,882

Redeemable Convertible Preferred Stock

There was no redeemable convertible preferred stock outstanding as of March 31, 2022 and December 31, 2021. In connection with the Company’s IPO in July 2021, all then-outstanding shares of redeemable convertible preferred stock were converted into 25,534,404 shares of common stock. This resulted in the reclassification of the related redeemable convertible preferred stock to common stock and APIC.

Warrants

There were no warrants outstanding as of March 31, 2022 and December 31, 2021. The Company had previously issued redeemable convertible preferred stock warrants in connection with the Company's 2019 Term Loan agreement and 2020 Term Loan agreement. At initial recognition, the warrants were recorded at their estimated fair values and were subject to remeasurement at each balance sheet date. Upon completion of the IPO, the outstanding warrants were converted to common stock, resulting in the re-classification of the convertible preferred stock warrant liability to APIC. In August 2021, the warrants were net exercised and the Company issued 483,554 shares of common stock.

Note 8. Equity Incentive Plans

2011 Stock Option Plan and 2021 Equity Incentive Plan

In 2011, the Company established its 2011 stock option plan (the “2011 Plan”) that provided for the granting of stock options to employees and nonemployees of the Company. In July 2021, the Company’s Board of Directors and stockholders adopted and approved the 2021 Incentive Award Plan, (the “2021 Plan”). Under the 2021 Plan, the Company has the ability to issue incentive stock options ("ISOs"), nonqualified stock options ("NSOs"), stock appreciation rights, dividend equivalent rights, restricted stock awards, and restricted stock unit awards. Options under the 2021 Plan can be granted for periods of up to 10 years. For incentive stock options granted to a grantee who, at the time the option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any parent or subsidiary of the Company, the term of the incentive stock option may be granted for periods of up to five years. The ISOs and NSOs will be granted at a price per share not less than the fair value at the date of grant. The exercise price of an ISO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, as determined by the board of directors. Options granted to new hires generally vest over a four-year period, with 25% vesting at the end of one year and the remaining vesting monthly thereafter; options granted as merit awards generally vest monthly over a four-year period. The Company reserved 5,200,000 shares of common stock for future issuance under the 2021 Plan.

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

At March 31, 2022 and December 31, 2021 there were 3,684,766 and 5,321,687 shares, respectively, of common stock available for issuance under the 2021 Plan.

Stock Option Awards

The following table summarizes stock option activity under the 2021 Plan:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Average Intrinsic Value (in thousands)
Balances as of December 31, 2021	4,996,945	$6.05	7.6	$58,420
Grants	1,328,000	17.43
Forfeited/cancelled	(294,402)	0.85
Exercised/released	(85,644)	0.93
Balances as of March 31, 2022	5,944,899	$8.92	8.3	$25,271
Vested and exercisable as of March 31, 2022	2,069,638	$3.55	6.7	$17,040
Vested and expected to vest as of March 31, 2022	5,914,899	$8.97	8.3	$24,927

During the three months ended March 31, 2022 and 2021, the Company recorded stock-based compensation of $2.5 million and $0.3 million related to the stock option awards, respectively. The weighted-average grant-date fair values of options granted during the three months ended March 31, 2022 and 2021 was $9.76 and $4.98 per share, respectively. The aggregate intrinsic value of options exercised was $1.2 million during the three months ended March 31, 2022. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise. As of March 31, 2022, the unrecognized stock-based compensation of unvested options was $33.6 million, which is expected to be recognized over a weighted-average period of 3.27 years.

Determination of fair value

The Company estimated the fair value of stock options using the Black-Scholes option-pricing model. The fair value of stock options is recognized on a straight-line basis over the requisite service periods of the awards. The fair value of stock options was estimated using the following weighted-average assumptions:

Three Months Ended March 31,
	2022	2021
Expected term (in years)	5.38 – 6.94	5.00 – 6.07
Expected volatility	58.75% – 60.12%	56.75% – 57.69%
Risk-free interest rate	1.34% – 2.40%	0.48% – 0.81%
Dividend yield	–	–

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

The following table summarizes restricted share award activity under the 2021 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding, December 31, 2021	53,250	$22.91
Grants	607,823	17.15
Forfeited/cancelled	(4,500)	17.95
Vested	—	—
Outstanding, March 31, 2022	656,573	$17.60

During the three months ended March 31, 2022 and 2021, the Company recorded stock-based compensation of $0.5 million and $0 related to the RSUs. As of March 31, 2022, there was $11.0 million of total unrecognized compensation cost related to the RSUs that is expected to be recognized over a weighted-average period of 3.71 years.

Stock Based Compensation

The following is a summary of stock-based compensation expense by function (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of goods sold	$36	$7
Research and development	343	37
Selling, general and administrative	2,595	233
Total stock-based compensation expense	$2,974	$277

2021 Employee Stock Purchase Plan

In July 2021, the Board of Directors and stockholders also adopted and approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The Company reserved 850,000 shares of common stock for future issuance under the ESPP.

As of March 31, 2022, no shares of common stock have been purchased under the ESPP.

Note 9. Net Loss per Share Attributable to Common Stockholders

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. As the Company reported a net loss for the three months ended March 31, 2022 and 2021, basic net loss per share is the same as diluted net loss per share as the inclusion of potentially dilutive shares would have been antidilutive if included in the calculation.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(23,263)	$(12,240)
Denominator:
Weighted-average shares of common stock outstanding—basic and diluted	47,569,499	9,517,270
Net loss per share attributable to common stockholders—basic and diluted	$(0.49)	$(1.29)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	March 31,
	2022	2021
Redeemable convertible preferred stock	—	12,767,202
Options to purchase common stock	5,944,899	3,311,756
Redeemable convertible preferred stock warrants	—	329,514
Restricted stock units	656,573	—
Total	6,601,472	16,408,472

Note 10. Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401(k) of the IRC of 1986, as amended, covering substantially all of its full-time US employees. Participating employees may contribute up to 100% of their eligible compensation up to the annual Internal Revenue Service’s contribution limit. For the three months ended March 31, 2022 and 2021, the Company matched employee contributions in the amount of $0.2 million and $0, respectively.

Note 11. Segment Information

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

The following table summarizes select operating results information for each reportable segment (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue
Surgical Glaucoma	$13,870	$8,139
Dry Eye	1,011	496
Total	14,881	8,635
Cost of goods sold
Surgical Glaucoma	1,491	1,858
Dry Eye	1,542	443
Total	3,033	2,301
Gross profit
Surgical Glaucoma	12,379	6,281
Dry Eye	(531)	53
Total	11,848	6,334
Operating expense	34,041	17,990
Loss from operations	(22,193)	(11,656)
Interest expense	(1,046)	(1,084)
Other (expense) income, net	(15)	552
Loss before income tax	$(23,254)	$(12,188)

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

Note 12. Subsequent Events

The Company evaluated subsequent events through May 10, 2022, the date on which the condensed consolidated financial statements were available for issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q and our audited financial statements and related notes as disclosed in our 2021 Form 10-K .

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

Our initial product development has focused on the treatment of two of the world’s most prevalent and underserved eye diseases, glaucoma and dry eye disease. We have commercialized products in each of our two reportable segments; Surgical Glaucoma and Dry Eye. Our Surgical Glaucoma segment consists of sales of the OMNI Surgical System and our Dry Eye segment includes sales of the TearCare System ("TearCare"), and related components and accessories. Both systems are primarily sold through a highly-involved direct sales model that offers intensive education, training and customer service. We believe this philosophy and model not only enables us to differentiate our products and our overall company from competitors, but also to expand our addressable market by educating Eye Care Professionals ("ECPs"), patients and other stakeholders on our products and evolving treatment paradigms. Outside of the U.S., we have historically sold OMNI primarily through a network of distributors, although we began employing a small direct sales force outside of the United States in 2021.

We sell OMNI to facilities where ophthalmic surgeons perform outpatient procedures, mainly ambulatory surgery centers ("ASCs") and hospital outpatient departments ("HOPDs"), which are typically reimbursed by Medicare or private payors for procedures using our products. We sell TearCare to optometrist and ophthalmologist practices. Currently, there is no meaningful reimbursement coverage by Medicare or private payors for meibomian gland disease ("MGD") procedures, including TearCare, and patients typically pay out-of-pocket for TearCare. We are continuing our controlled commercial launch and are focused on our comprehensive, clinical data-driven long-term market development plan that aims to improve awareness and patient access to TearCare. We have dedicated meaningful resources to execute our commercial strategy and we continue to expand our sales organization through additional sales representatives and territories. The overall success of our approach to eyecare to date is evidenced by the approximately 100,000 estimated uses of OMNI and its direct predicates in over 1,200 hospitals and ASCs in the U.S. and Europe, and approximately 20,000 estimated uses of TearCare in over 600 eyecare facilities in the U.S. through March 31, 2022.

We currently operate no manufacturing facilities and instead contract with third parties for our production requirements. We believe our suppliers will be able to meet our current and anticipated manufacturing needs across all our products. We plan to continue to utilize third party contract manufacturers for our products and any related components.

Our gross margin in our Surgical Glaucoma segment for the three months ended March 31, 2022 and 2021 was 89.3% and 77.2%, respectively. Beginning with the production of finished goods inventory in the first quarter of 2021, we shifted our primary production of OMNI from a U.S.-based third-party contract manufacturer, to a lower cost, higher volume contract manufacturer in Asia. We are in the process of supplementing this OMNI production capacity with a U.S.-based contract manufacturer. These cost optimization initiatives contributed to the increase in gross margins in our Surgical Glaucoma segment. Our gross margin in our Dry Eye segment for the three months ended March 31, 2022 and 2021 was (52.5%) and 10.7%, respectively. Dry Eye gross margins for the three months ended March 31, 2022 were negatively impacted by our voluntary recall (see Note 6). The TearCare System includes the SmartHub component, which is typically only sold in initial purchase orders, and single-use SmartLids which are sold as part of initial purchase orders and through repeat orders as the ECP performs procedures over time. In an effort to build a meaningful TearCare installed base and encourage product trial and adoption by ECPs, our pricing strategy for SmartHubs has not focused on gross profit maximization. As the installed base of TearCare customers grows, we believe SmartLids, which currently generate higher gross margins than SmartHubs, will increase as a proportion of total Dry Eye segment revenues and gross profit. Given the earlier stage of TearCare’s commercial development and our pricing strategy with respect to SmartHubs, we expect our Dry Eye segment’s gross margins to be lower than our Surgical Glaucoma segment’s gross margins for the near and medium-term.

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

To date, our primary sources of capital has been private placements of redeemable convertible preferred stock, debt financing agreements, the sale of common stock in our initial public offering ("IPO"), and revenue from the sale of our products. In July 2021, we completed our IPO, receiving net proceeds of $252.2 million. As of March 31, 2022, we had an outstanding term loan balance of $35.0 million (excluding debt discount and amortized debt issuance costs). As of March 31, 2022, we had cash and cash equivalents of $238.6 million and an accumulated deficit of $176.3 million.

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

The ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 outbreak (including prevalence and effect of the delta variant and other potential COVID-19 variants), the status of health and safety actions taken to contain its spread and any additional preventative and protective actions that governments or we may direct, any resurgence of COVID-19 that may occur and how quickly and to what extent economic and operating conditions normalize within the markets in which we operate. The COVID-19 pandemic could disrupt the operations of our third-party manufacturers and other suppliers. Although we have not experienced material disruptions in our supply chain to date, we cannot predict how long the pandemic and measures intended to contain the spread of COVID-19 will continue and what effect COVID-19 and the associated containment measures will have on our suppliers and vendors, in particular for any of our suppliers and vendors that may not qualify as essential businesses and suffer more significant disruptions to their business operations. We are working closely with our manufacturing partners and suppliers to help ensure that we are able to source key components and maintain appropriate inventory levels to meet customer demand.

Factors Affecting our Business and Results of Operations

We believe there are several important factors that have impacted and that will continue to impact our business and results of operations. There have been no material changes to such factors from those described in our 2021 Form 10-K under the heading "Factors Affecting our Business and Results of Operations."

Components of our Results of Operations

Revenue

We currently derive the majority of our U.S. revenue from the sale of OMNI to ASCs and HOPDs and TearCare to ophthalmology and optometry practices. During the three months ended March 31, 2022 and 2021, the revenues from our Surgical Glaucoma segment, including OMNI and its predicate devices, accounted for over 90% of our total revenues. Substantially all of our revenues for both periods were generated from sales within the U.S. Our OMNI customers place orders based on their expected procedure volume and reorder as needed, typically on a biweekly, monthly or bimonthly basis. Our TearCare customers typically purchase a TearCare System which consists of one or more SmartHubs, multiple single-use SmartLids and other accessories. After utilizing their initial inventory, customers can reorder SmartLids as needed. No single customer accounted for 10% or more of our revenue for the three months ended March 31, 2022 and 2021.

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

Research and Development Expenses

Research and development ("R&D") expenses consist primarily of engineering, product development, clinical studies to develop and support our products, including clinical trial design, clinical trial site initiation and study costs, internal and external costs associated with our regulatory compliance and quality assurance functions, medical affairs, cost of products used for clinical trials and other costs associated with products and technologies – either new or enhancements of existing platforms – that are in development. These expenses also include personnel expenses, including salaries, benefits and stock-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses, depreciation expenses for equipment and an allocation of IT and facility overhead expenses. Our R&D expenses as a percentage of revenue may vary over time depending on the level and timing of new product development efforts, as well as clinical development, clinical trial and other related activities. We expect our R&D expenses to increase for the next several years as we continue to invest in our active clinical trial program, develop new products and improve our existing products.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses consist primarily of personnel expenses, including salaries, benefits and stock-based compensation related to selling, marketing and corporate functions, allocation of IT and facility overhead expenses, bad debt expense, finance, legal and human resource costs. Other SG&A expenses include training, travel expenses, promotional activities, marketing initiatives, market research and analysis, conferences and trade shows, professional services fees (including external legal, audit, consulting and tax fees), insurance costs, and general corporate expenses. We expect SG&A expenses to continue to increase in absolute dollars as we expand our infrastructure to both drive and support the anticipated growth in revenue and due to additional legal, accounting, insurance and other expenses associated with being a public company.

Interest Expense

Interest expense consists primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount and issuance costs associated with our outstanding loan.

Other (Expense) Income, Net

Other (expense) income, net primarily consists of gains and losses resulting from the remeasurement of the fair value of our redeemable convertible preferred stock warrant liability during the prior reporting period. The redeemable convertible preferred stock warrants were exercised in 2021 and the final fair value of the warrant liability was reclassified to stockholders’ equity (deficit). We will no longer record any related periodic fair value adjustments.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021 (dollars in thousands)

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(unaudited)
Revenue
Surgical Glaucoma	$13,870	$8,139	$5,731	70.4%
Percentage of total revenue	93.2%	94.3%
Dry Eye	1,011	496	515	103.8
Percentage of total revenue	6.8%	5.7%
Total	14,881	8,635	6,246	72.3
Cost of goods sold
Surgical Glaucoma	1,491	1,858	(367)	(19.8)
Dry Eye	1,542	443	1,099	248.1
Total	3,033	2,301	732	31.8
Gross profit
Surgical Glaucoma	12,379	6,281	6,098	97.1
Dry Eye	(531)	53	(584)	(1,101.9)
Total	11,848	6,334	5,514	87.1
Gross margin
Surgical Glaucoma	89.3%	77.2%
Dry Eye	-52.5%	10.7%
Total	79.6%	73.4%
Operating expenses
Research and development	5,646	3,440	2,206	64.1
Selling, general and administrative	28,395	14,550	13,845	95.2
Total operating expenses	34,041	17,990	16,051	89.2
Loss from operations	(22,193)	(11,656)	(10,537)	90.4
Interest expense	(1,046)	(1,084)	38	(3.5)
Other (expense) income, net	(15)	552	(567)	(102.7)

Loss before income tax	(23,254)	(12,188)	(11,066)	90.8
Provision (benefit) for income tax	9	52	(43)	(82.7)
Net loss and comprehensive loss	$(23,263)	$(12,240)	$(11,023)	90.1%

Revenue. Revenue in the three months ended March 31, 2022 was $14.9 million, an increase of $6.2 million, or 72.3%, from the prior year comparable period. The overall increase in Surgical Glaucoma revenue was attributable to a significant increase in the number of OMNI units sold in the three months ended March 31, 2022 as a result of growth in the number of facilities ordering OMNI and an increase in unit utilization per ordering facility. Our Dry Eye revenues increased in the three months ended March 31, 2022 versus the comparable period in 2021 due to the continued growth in our installed base of facilities that have purchased TearCare. Surgical Glaucoma sales represented 93.2% and 94.3% of our revenue generated in the three months ended March 31, 2022 and 2021, respectively.

Cost of Goods Sold and Gross Profit. Cost of goods sold during the three months ended March 31, 2022, increased $0.7 million compared to the same period in the prior year, as an increase in cost of goods sold in our Dry Eye segment was partially offset by a decrease within our Surgical Glaucoma segment. Dry Eye cost of goods sold increased $1.1 million in the three months ended March 31, 2022 over the comparable period in 2021, which was primarily driven by $0.9 million of charges in the 2022 period associated with the voluntary recall of our SmartHub 1.0 devices. Our Surgical Glaucoma cost of goods sold decreased $0.4 million as compared to 2021, which was primarily driven by the transition of OMNI manufacturing to Asia in early 2021, which lowered our production cost per unit. Further, the three months ended March 31, 2021 included a write-down of inventory from our original version of OMNI following the launch and adoption of our next generation OMNI System by our user base.

Our total gross profit was $11.8 million in the three months ended March 31, 2022, an increase of $5.5 million from the comparable period in 2021. Our total gross margin increased from 73.4% to 79.6% from the 2021 to the 2022 period. The increase in gross margin was primarily due to increased sales volume in OMNI units and manufacturing efficiencies. Gross margin in our Surgical Glaucoma segment was 89.3% for the quarter ended March 31, 2022, an increase from 77.2% for the prior year comparable period. In our Dry Eye segment, gross margin decreased from 10.7% in the first quarter of 2021, to (52.5%) for the quarter ended March 31, 2022.

Research and Development ("R&D") Expenses. The $2.2 million increase in R&D expenses during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily attributable to a $1.8 million increase in personnel expenses as a result of increased headcount, including a $0.3 million increase in stock-based compensation expense. In addition, there was a $0.2 million increase in clinical studies expense, and a $0.2 million increase in other services driven by overall increase in business activities.

Selling, General, and Administrative ("SG&A") Expenses. SG&A expenses were $28.4 million for the three months ended March 31, 2022, an increase of $13.8 million from the prior year comparable period. The increase was attributable to a $7.9 million increase in personnel expenses as a result of increased headcount, which included a $2.4 million increase in stock-based compensation expense. In addition to personnel expense increases, our SG&A expense from 2021 to the 2022 period included a $1.4 million increase in professional services expense, including consulting and legal expenses, a $1.4 million increase in marketing expenses, a $1.1 million increase in training, events, and demos, and a $0.6 million increase in travel expenses.

Interest Expense. Interest expense was consistent during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Other (Expense) Income, Net. Interest income (expense) decreased $0.6 million during the three months ended March 31, 2022 compared to the comparable period in 2021. This decrease was attributable to $0.6 million of income in the 2021 period related to the remeasurement of our convertible preferred stock warrants and recognition of the change in fair value. As detailed in the notes to our financial statements included herein, the convertible preferred stock warrants were automatically converted into common stock warrants concurrent with our IPO and subsequently exercised in the third quarter of fiscal year 2021.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021

Net cash used in operating activities	$(21,966)	$(12,870)
Net cash used in investing activities	$(227)	$(104)
Net cash provided by (used in) financing activities	$92	$(210)
Net (decrease) increase in cash	$(22,101)	$(13,184)

Net Cash Used in Operating Activities.

Net cash used in operating activities for the three months ended March 31, 2022 was $22.0 million, consisting primarily of a net loss of $23.3 million. The net change in our net operating assets and liabilities during the period was $2.1 million, which was more than offset by non-cash charges of $3.4 million. The change in our net operating assets and liabilities was primarily due to a $1.2 million increase in accounts receivable and a $0.6 million increase in inventory to support the continued growth of our operations. Prepaid expenses decreased by $1.5 million as balances on annual prepaid contracts decreased during the period. The Company also had a $2.1 million decrease in accrued compensation and a $0.2 million decrease in accounts payable driven by the timing of payments on invoices and bonuses. The non-cash charges primarily consisted of $3.0 million related to stock-based compensation, $0.2 million of depreciation, $0.2 of accretion of debt discount and amortization of debt issuance costs, and $0.1 million of noncash operating lease expense.

Net cash used in operating activities for the three months ended March 31, 2021 was $12.9 million, consisting primarily of a net loss of $12.2 million. The change in our operating assets and liabilities of $1.0 million was partially offset by non-cash charges of $0.4 million. The change in our net operating assets and liabilities was primarily due to a $0.3 million increase in accounts receivable and $0.1 million increase in inventory to support the continued growth of our operations. Offsetting these changes, accounts payable increased by $1.0 million and accrued and other current liabilities also increased by $1.0 million, however, these were partially offset by a decrease in accrued compensation of $1.8 million. The non-cash charges primarily consisted of $0.2 million provision for excess and obsolete inventories, $0.1 million of depreciation, $0.2 million accretion of debt discount and amortization of debt issuance costs, $0.3 million stock-based compensation, and $0.2 million for noncash operating lease expense. These were partially offset by $0.6 million related to the change in fair value of redeemable convertible preferred stock warrants.

Net Cash Used in Investing Activities.

Net cash used in investing activities in the three months ended March 31, 2022 and 2021 was $0.2 million and $0.1 million for purchases of property and equipment.

Net Cash Provided by (Used in) Financing Activities.

Net cash provided by financing activities in the three months ended March 31, 2022 related to proceeds from stock option exercises.

Net cash used in financing activities in the three months ended March 31, 2021 was related to costs of $0.2 million paid related to our IPO.

Liquidity and Capital Resources

Sources of Liquidity

To date, our primary sources of capital have been private placements of redeemable convertible preferred stock, debt financing agreements, the sale of common stock in our IPO, and revenue from the sale of our products. In July 2021, we completed our IPO, including the underwriters' full exercise of their option to purchase additional shares, selling 11,500,000 shares of our common stock at $24.00 per share. Upon completion of our IPO, we received $252.2 million, after deducting underwriting discounts and commissions and offering costs.

As of March 31, 2022, we had cash and cash equivalents of $238.6 million, an accumulated deficit of $176.3 million and $35.0 million outstanding under our term loan agreement (before debt discount). Based on our current planned operations, we expect our cash and cash equivalents and additional borrowings available under the 2020 Term Loan and the 2020 Revolver will enable us to fund our operations for at least the next twelve months.

MidCap Loan Agreements

In January 2019, we entered into credit and security agreements with MidCap Financial Services (the "Lender"), which provided a maximum of $25.0 million credit facility consisting of a $20.0 million senior secured term loan (the "2019 Term Loan") and a $5.0 million 2019 revolving loan (the "2019 Revolver" and collectively with the 2019 Term Loan, the “2019 MidCap Credit Facility”). In November 2020, we entered into amended and restated credit and security agreements with the same institution, which replaced the 2019 MidCap Credit Facility, and provided for a maximum of $40.0 million credit facility consisting of a $35.0 million senior secured term loan (the "2020 Term Loan") and a $5.0 million revolving loan (the "2020 Revolver and collectively with the 2020 Term Loan, the “2020 MidCap Credit Facility”).

Our obligations under the 2020 MidCap Credit Facility are guaranteed by us and our future subsidiaries, subject to exceptions for certain foreign subsidiaries. Our obligations under the agreements are secured by substantially all of our assets, including our material intellectual property. Additionally, we are subject to customary affirmative and negative covenants, including covenants that limit or restrict the ability of us to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. The 2020 MidCap Credit Facility agreements also have financial covenants that relate to minimum trailing revenue targets, which began in November 2020, and are tested on a monthly basis. As of March 31, 2022, we were in compliance with all financial and non-financial covenants.

The MidCap Credit Facility agreements each contain events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross-defaults and bankruptcy and insolvency events.

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

In conjunction with the funding of the 2020 Term Loan, we issued a 10-year warrant to the Lender to purchase 300,000 shares of our Series F redeemable convertible preferred stock at an exercise price of $21.88 per share, or the 2020 MidCap Warrant, with the estimated fair value of $1.8 million. The 2020 MidCap Warrants were recorded at the fair value as a debt discount and as a warrant liability. The debt discount is being accreted using the effective interest method as interest expense over the contractual period of four years for the 2020 Term Loan.

2020 Revolver

The maturity date of the 2020 Revolver was amended to November 1, 2025 and the stated floating interest rate was adjusted to reserve-adjusted LIBOR plus 4.50%. As of March 31, 2022, $5.0 million was available to be drawn under the 2020 Revolver which remains undrawn. Other key terms of the 2020 Revolver remained substantially unchanged compared to those of 2019 Revolver.

Lease Agreements

Our corporate headquarters are located in Menlo Park, California, where we lease approximately 10,823 square feet of office, research and development, engineering and laboratory space pursuant to a lease that commenced on August 1, 2021, and expires on August 31, 2024. We also lease approximately 2,040 square feet of office space, which is primarily used by our commercial leadership team, in Southlake, Texas, pursuant to a lease that commenced on April 30, 2019 and expires on May 15, 2024.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our consolidated financial statements for the year ended December 31, 2021, included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2021 Form 10-K and in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Recently Issued Accounting Pronouncements

As of March 31, 2022, there are no significant Accounting Standard Updates (ASU's) issued and not yet adopted, that are expected to have a material impact on the Company's financial statements and related disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency exchange rate risk. There have been no material changes to such risks from those described in our 2021 Form 10-K under "Item 3 - Quantitative and Qualitative Disclosures About Market Risk."

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Please refer to Note 6, Commitments and Contingencies, in our notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes with respect to risk factors previously disclosed in the 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

In July 2021, we completed our IPO. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-257320), as amended (the "Registration Statement"), declared effective by the SEC on July 14, 2021.

The net proceeds from our IPO have been used and will be used, together with our cash and cash equivalents: (i) to fund ongoing and future clinical trials of OMNI and TearCare; (ii) to support the marketing and sales efforts for our products; (iii) for research and development; and (iii) for working capital and other general corporate purposes.

There has been no material change in the intended use of proceeds from our IPO as described in our Registration Statement.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of Sight Sciences, Inc.	8-K	001-40587	3.1	7/19/21
3.2	Amended and Restated Bylaws of Sight Sciences, Inc.	8-K	001-40587	3.2	7/19/21
4.1	Third Amended and Restated Investors’ Rights Agreement, dated as of November 23, 2020, as amended	S-1/A	333-257320	4.1	7/8/21
4.2	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-257320	4.2	7/8/21
4.3	Form of Warrant to Purchase Stock	S-1	333-257320	4.3	6/23/21
10.1	2021 Incentive Award Plan - U.K. Sub-plan and Forms of Agreements Thereunder					*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350					**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGHT SCIENCES, INC

May 10, 2022	By:	/s/ Paul Badawi
Paul Badawi
President and Chief Executive Officer