Form 10-Q
period 2022-06-30
Sight Sciences, Inc.
filed 2022-08-11
CIK 1531177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 4, 2022, the registrant had 47,826,239 shares of Common Stock, par value $0.001 outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Sight Sciences,” “we,” “us” and “our” refer to Sight Sciences, Inc.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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

Actual events or results may differ from those expressed in forward-looking statements. As such, you should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, prospects, strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions, and other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the "SEC") on March 24, 2022 (the "2021 Form 10-K") and elsewhere in this Quarterly Report. Moreover, we operate in a highly competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements in this Quarterly Report are based on information available to us as of the date of this Quarterly Report. While we believe that such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed as exhibits to this Quarterly Report with the understanding that our actual future results, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information, actual results, revised expectations, or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SIGHT SCIENCES, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$220,097	$260,687
Accounts receivable, net	10,474	8,709
Inventory, net	4,940	3,475
Prepaid expenses and other current assets	2,035	4,164
Total current assets	237,546	277,035
Property and equipment, net	1,717	1,454
Operating lease right-of-use assets	1,250	1,495
Other noncurrent assets	236	202
Total assets	$240,749	$280,186
Liabilities, redeemable convertible preferred stock, and Stockholders’ equity
Current liabilities:
Accounts payable	$2,725	$3,351
Accrued compensation	6,286	5,987
Accrued and other current liabilities	5,186	4,166
Total current liabilities	14,197	13,504
Long-term debt	32,984	32,656
Other noncurrent liabilities	1,809	1,919
Total liabilities	48,990	48,079
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock:
Convertible preferred stock par value of $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Stockholders’ equity:
Preferred stock par value of $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common stock par value of $0.001 per share; 200,000,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively; 47,819,706 and 47,504,704 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	48	48
Additional paid-in-capital	391,818	385,060
Accumulated deficit	(200,107)	(153,001)
Total stockholders’ equity	191,759	232,107
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$240,749	$280,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$17,229	$12,535	$32,111	$21,170
Cost of goods sold	2,736	2,305	5,768	4,606
Gross profit	14,493	10,230	26,343	16,564
Operating expenses:
Research and development	5,926	3,546	11,573	6,986
Selling, general and administrative	31,431	17,760	59,826	32,310
Total operating expenses	37,357	21,306	71,399	39,296
Loss from operations	(22,864)	(11,076)	(45,056)	(22,732)
Interest expense	(1,065)	(1,082)	(2,112)	(2,166)
Other income (expense), net	95	(5,435)	80	(4,883)
Loss before income taxes	(23,834)	(17,593)	(47,088)	(29,781)
Provision for income taxes	9	22	18	74
Net loss and comprehensive loss	$(23,843)	$(17,615)	$(47,106)	$(29,855)
Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(1.83)	$(0.99)	$(3.12)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	47,701,451	9,610,408	47,635,840	9,564,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Three Months Ended June 30, 2022
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2022	—	$—	47,590,348	$48	$388,127	$(176,264)	$211,911
Issuance of common stock upon exercise of stock options	—	—	229,358	—	159	—	159
Stock-based compensation expense	—	—	—	—	3,532	—	3,532
Net loss	—	—	—	—	—	(23,843)	(23,843)
Balance at June 30, 2022	—	—	47,819,706	48	391,818	(200,107)	191,759

	Six Months Ended June 30, 2022
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	—	$—	47,504,704	$48	$385,060	$(153,001)	$232,107
Issuance of common stock upon exercise of stock options	—	—	315,002	—	252	—	252
Stock-based compensation expense	—	—	—	—	6,506	—	6,506
Net loss	—	—	—	—	—	(47,106)	(47,106)
Balance at June 30, 2022	—	—	47,819,706	48	391,818	(200,107)	191,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except share data)

	Three Months Ended June 30, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2021	12,767,202	$117,331	9,526,044	$9	$1,471	$(102,281)	$(100,801)
Issuance of common stock upon exercise of stock options	—	—	205,988	—	196	—	196
Stock-based compensation expense	—	—	—	—	931	—	931
Net loss	—	—	—	—	—	(17,615)	(17,615)
Balance at June 30, 2021	12,767,202	117,331	9,732,032	9	2,598	(119,896)	(117,289)

	Six Months Ended June 30, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2020	12,767,202	$117,331	9,509,182	$9	$1,183	$(90,041)	$(88,849)
Issuance of common stock upon exercise of stock options	—	—	222,850	—	207	—	207
Stock-based compensation expense	—	—	—	—	1,208	—	1,208
Net loss	—	—	—	—	—	(29,855)	(29,855)
Balance at June 30, 2021	12,767,202	117,331	9,732,032	9	2,598	(119,896)	(117,289)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(47,106)	$(29,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	375	289
Accretion of debt discount and amortization of debt issuance costs	328	346
Stock-based compensation expense	6,506	1,208
Provision for doubtful accounts receivable	105	104
Provision for excess and obsolete inventories	118	276
Noncash operating lease expense	246	310
Change in fair value of redeemable convertible preferred stock warrant	—	4,872
Loss on disposal of property and equipment	49	74
Changes in operating assets and liabilities:
Accounts receivable	(1,870)	(1,628)
Inventory	(1,583)	(255)
Prepaid expenses and other current assets	2,129	(1,197)
Other noncurrent assets	(34)	(3,081)
Accounts payable	(608)	1,438
Accrued compensation	299	13
Accrued and other current liabilities	599	1,594
Other noncurrent liabilities	176	186
Net cash used in operating activities	(40,271)	(25,306)
Cash flows from investing activities
Purchases of property and equipment	(569)	(369)
Net cash used in investing activities	(569)	(369)
Cash flows from financing activities
Payments of costs related to initial public offering	—	(471)
Proceeds from exercise of common stock options	250	207
Net cash provided by (used in) financing activities	250	(264)
Net change in cash and cash equivalents	(40,590)	(25,939)
Cash and cash equivalents at beginning of period	260,687	61,511
Cash and cash equivalents at end of period	$220,097	$35,572

Supplemental disclosure of cash flow information
Cash paid for interest	$1,548	$1,548
Supplemental noncash disclosure
Acquisition of property and equipment included in accounts payable and accrued liabilities	$279	$181
Unpaid initial public offering costs in accounts payable and accrued liabilities	$—	$2,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Company and Nature of Business

Description of Business

Sight Sciences, Inc. (the “Company”) was incorporated in the State of Delaware in 2010 and is headquartered in Menlo Park, California. The Company is an ophthalmic medical device company focused on the development and commercialization of surgical and nonsurgical technologies for the treatment of prevalent eye diseases.

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

Significant Risks and Uncertainties

Since inception, the Company has incurred losses and negative cash flows from operations. As of June 30, 2022, the Company had an accumulated deficit of $200.1 million and recorded a net loss of $47.1 million for the six months then ended and expects to incur future additional losses. If the Company’s revenue levels from its products are not sufficient or if the Company is unable to secure additional funding when desired, the Company may need to delay the development of its products and scale back its business and operations.

The Company believes that its existing sources of liquidity will satisfy its working capital and capital requirements for at least 12 months from the issuance of its financial statements. Any failure to generate sufficient revenues, achieve planned gross margins, or control operating costs could require the Company to raise additional capital through equity or debt financing. Such additional financing may not be available on acceptable terms, or at all, and could require the Company to modify, delay, or abandon some of its planned future expansion or expenditures or reduce some of its ongoing operating costs, which could harm its business, operating results, financial condition, and ability to achieve its intended business objectives.

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

Note 2. Summary of Significant Accounting Policies

There have been no significant changes in the Company's significant accounting policies during the six months ended June 30, 2022, as compared with those disclosed in the 2021 Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (SEC) on March 24, 2022.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) applicable to interim periods and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.

The unaudited consolidated financial statements have been prepared on a basis consistent with the audited financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's financial information contained herein. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date. These interim consolidated financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company's financial statements and accompanying notes for the fiscal year ended December 31, 2021, which are contained in the Company's 2021 Form 10-K filed with the SEC on March 24, 2022. The Company's results of operations for the three- and six-months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period.

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

New Accounting Pronouncements

During the three and six-month period ended June 30, 2022, there were no significant Accounting Standard Updates (ASU's) issued that were adopted. As of June 30, 2022, there are no significant ASU's issued and not yet adopted, that are expected to have a material impact on the Company's financial statements and related disclosures.

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

The Company's cash and cash equivalents included $174.7 million of treasury bills as of June 30, 2022. These securities are classified as held-to-maturity and all have been purchased with original maturities of 90 days or less. Held-to-maturity debt securities are recorded at amortized cost in the financial statements.

	June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$174,711	$2	$(21)	$174,692

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of June 30, 2022 and December 31, 2021, total debt of $33.0 million and $32.7 million is reported at amortized cost, respectively. This outstanding debt is classified as Level 2 as it is not actively traded. The amortized cost of the outstanding debt approximates the fair value.

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

The Company determined the fair value of the redeemable convertible preferred stock warrants quarterly, with subsequent gains and losses from remeasurement of Level 3 financial liabilities recorded through other income (expense), net in condensed consolidated statements of operations and comprehensive loss. The redeemable convertible preferred stock warrants were converted to common stock warrants upon the closing of the IPO and subsequently settled during the third quarter of the year ended December 31, 2021.

A summary of the changes in the fair value of the Company’s Level 3 financial instruments for the three and six months ended June 30, 2021, is as follows (in thousands):

Redeemable convertible preferred stock warrants liabilities
Balance – December 31, 2020	$2,112
Change in fair value	(555)
Balance - March 31, 2021	1,557
Change in fair value	5,427
Balance – June 30, 2021	$6,984

The financial statements as of June 30, 2022 and December 31, 2021, do not include any assets or liabilities that are measured at fair value on a nonrecurring basis.

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	As of June 30,	As of December 31,
	2022	2021
Tools and equipment	$2,259	$1,685
Computer equipment and software	100	100
Furniture and fixtures	254	254
Leasehold improvements	34	29
Construction in process	611	590
	3,258	2,658
Less: Accumulated depreciation	(1,541)	(1,204)
Property and equipment, net	$1,717	$1,454

Depreciation expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2022, respectively. Depreciation expense was $0.2 million and $0.3 for the three and six months ended June 30, 2021, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	As of June 30,	As of December 31,
	2022	2021
Accrued expenses	$3,525	$2,726
Current portion of lease liabilities	556	510
Short term interest payable	266	275
Other accrued liabilities	839	655
Total accrued and other current liabilities	$5,186	$4,166

Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	As of June 30,	As of December 31,
	2022	2021
Noncurrent portion of lease liabilities	$753	$1,040
Long term interest payable	1,018	841
Other noncurrent liabilities	38	38
Total other noncurrent liabilities	$1,809	$1,919

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

The obligations under the MidCap Credit Facility are guaranteed by the Company's current and future subsidiaries, subject to exceptions for certain foreign subsidiaries. Obligations under the agreements are secured by substantially all assets of the Company, including material intellectual property. Additionally, the Company is subject to customary affirmative and negative covenants as defined in the credit agreements, including covenants that limit or restrict the ability to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. The agreements also have financial covenants that relate to minimum trailing revenue targets, which began in November 2020, and are tested on a monthly basis. As of June 30, 2022, the Company was in compliance with all financial and non-financial covenants.

The MidCap Credit Facility agreements each contain events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross-defaults and bankruptcy and insolvency events.

As of June 30, 2022 and December 31, 2021, $5.0 million was available to be drawn under the 2020 Revolver, respectively. The 2020 Revolver had not been drawn upon as of June 30, 2022 and December 31, 2021. Long-term and short-term debt was as follows (in thousands):

	As of June 30,	As of December 31,
	2022	2021
Term Loan	$35,000	$35,000
Total principal payments due	35,000	35,000
Less: debt discount related to warrant liability and issuance costs	(2,016)	(2,344)
Total amounts outstanding	32,984	32,656
Less: Current portion	—	—
Total accrued and other current liabilities	$32,984	$32,656

The repayment schedule relating to the Company’s debt as of June 30, 2022, is as follows (in thousands):

Amount
2022 (remainder)	—
2023	1,458
2024	17,500
2025	16,042
Thereafter	—
Total repayments	$35,000

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

The Company recognizes rent expense on a straight-line basis over the noncancelable lease term. The Company’s rent expense was $0.3 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively. The Company’s rent expense was $0.2 million for both the three months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the remaining lease term for the lease was 2.1 years.

Operating lease expense and supplemental cash flow information related to operating leases for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease expense	$173	$178	$346	$353
Cash paid for operating leases	171	176	341	353
New operating lease assets obtained in exchange for operating lease liabilities	-	23	-	23

Aggregate future minimum lease payments at June 30, 2022, under these noncancelable operating leases were as follows (in thousands):

As of June 30,
2022
2022 (remainder)	350
2023	705
2024	462
Total future minimum lease payments	$1,517
Less: imputed interest	(208)
Present value of future minimum lease payments	$1,309
Less: current portion of operating lease liability	(556)
Operating lease liabilities - noncurrent	$753

Legal Proceedings

On September 16, 2021, the Company filed suit in the U.S. District Court for the District of Delaware (C.A. No. 1:21-cv-01317) alleging that Ivantis, Inc. directly and indirectly infringes U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 by making, using, selling, and offering for sale the Hydrus® Microstent. The Company’s Complaint seeks money damages and injunctive relief. On January 24, 2022, Ivantis asserted counterclaims requesting declaratory judgments that the Company's asserted patents-in-suit are not infringed and/or invalid. On August 1, 2022, the Company filed an amended complaint alleging that Alcon Inc., Alcon Vision, LLC and Alcon Research, LLC infringe the four originally asserted patents by making, using, selling, and offering for sale the Hydrus® Microstent, and that all defendants also infringe U.S. Patent No. 11,389,328. No trial date has been set. The Company is presently unable to predict the outcome of this lawsuit or to reasonably estimate the potential financial impact of the lawsuit on the Company, if any.

The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings, and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations in a given period. As of June 30, 2022 and December 31, 2021, the Company was not involved in any material legal proceedings except as described above.

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director or officer may be subject to any proceeding arising out of acts or omissions of such director or officer in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. This insurance allows the transfer of risk associated with the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is immaterial. Accordingly, the Company has not recognized any liabilities relating to these obligations as of June 30, 2022 and December 31, 2021.

Note 7. Stockholders' Equity

Common Stock

In connection with the Company’s IPO in July 2021, the Company’s certificate of incorporation was amended and restated to provide for 200,000,000 authorized shares of common stock with a par value of $0.001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.001 per share. The holders of common stock were also entitled to receive dividends whenever funds are legally available, when and if declared by the board of directors. As of June 30, 2022, no dividends have been declared to date. Each share of common stock is entitled to one vote.

At June 30, 2022 and December 31, 2021, the Company had reserved common stock for future issuances as follows:

	June 30,	December 31,
	2022	2021
Common stock options issued and outstanding	5,709,691	4,996,945
Common stock available for future grant	3,576,258	5,321,687
Restricted stock units outstanding	766,598	53,250
Shares available for future purchase under ESPP	850,000	850,000
Total	10,902,547	11,221,882

Redeemable Convertible Preferred Stock

There was no redeemable convertible preferred stock outstanding as of June 30, 2022 and December 31, 2021. In connection with the Company’s IPO in July 2021, all then-outstanding shares of redeemable convertible preferred stock were converted into 25,534,404 shares of common stock. This resulted in the reclassification of the related redeemable convertible preferred stock to common stock and APIC.

Warrants

There were no warrants outstanding as of June 30, 2022 and December 31, 2021. The Company had previously issued redeemable convertible preferred stock warrants in connection with the Company's 2019 Term Loan agreement and 2020 Term Loan agreement. At initial recognition, the warrants were recorded at their estimated fair values and were subject to remeasurement at each balance sheet date. Upon completion of the IPO, the outstanding warrants were converted to common stock, resulting in the re-classification of the convertible preferred stock warrant liability to APIC. In August 2021, the warrants were net exercised and the Company issued 483,554 shares of common stock.

Note 8. Equity Incentive Plans

2011 Stock Option Plan and 2021 Incentive Award Plan

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

The Company’s 2011 Stock Plan was terminated in connection with the IPO and no further grants will be made under the 2011 Plan from the date the 2021 Plan became effective. The terms under the 2011 Plan are consistent with those described above for the 2021 Plan. The Company had the ability to issue ISOs, NSOs, stock appreciation rights, dividend equivalent rights, restricted stock awards, and restricted stock unit awards.

At June 30, 2022 and December 31, 2021 there were 3,576,258 and 5,321,687 shares, respectively, of common stock available for issuance under the 2021 Plan.

Stock Option Awards

The following table summarizes stock option activity under the 2021 Plan:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Average Intrinsic Value (in thousands)
Balances as of December 31, 2021	4,996,945	$6.05	7.6	$58,420
Grants	1,352,900	17.27
Forfeited/cancelled	(322,794)	1.30
Exercised/released	(317,360)	0.76
Balances as of June 30, 2022	5,709,691	$9.27	8.1	$15,844
Vested and exercisable as of June 30, 2022	2,169,525	$4.93	6.8	$11,389
Vested and expected to vest as of June 30, 2022	5,679,691	$9.32	8.2	$15,577

During the three and six months ended June 30, 2022, the Company recorded stock-based compensation of $2.6 million and $5.1 million related to stock option awards, respectively. During the three and six months ended June 30, 2021, the Company recorded stock-based compensation of $0.9 million and $1.2 million related to stock option awards, respectively. The weighted-average grant-date fair values of options granted during the six months ended June 30, 2022 and 2021 was $9.67 and $10.42 per share, respectively.

The aggregate intrinsic value of options exercised was $1.7 million and $2.9 million during the three and six months ended June 30, 2022, respectively. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise. As of June 30, 2022, the unrecognized stock-based compensation of unvested options was $30.9 million, which is expected to be recognized over a weighted-average period of 3.0 years.

Determination of fair value

The Company estimated the fair value of stock options using the Black-Scholes option-pricing model. The fair value of stock options is recognized on a straight-line basis over the requisite service periods of the awards. The fair value of stock options was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected term (in years)	5.98 – 6.04	5.74 – 6.18	5.38 – 6.94	4.99 – 6.18
Expected volatility	58.74% – 59.24%	59.93% – 61.07%	58.74% – 60.12%	56.75% – 61.08%
Risk-free interest rate	2.82% – 3.14%	0.95% – 1.05%	1.34% – 3.14%	0.48% – 1.05%
Dividend yield	–	–	–	–

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

The following table summarizes restricted share award activity under the 2021 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding, December 31, 2021	53,250	$22.91
Grants	730,023	15.83
Forfeited/cancelled	(14,700)	17.63
Vested	(1,975)	17.41
Outstanding, June 30, 2022	766,598	$16.28

During the three and six months ended June 30, 2022, the Company recorded stock-based compensation of $0.8 million and $1.3 million related to the RSUs. During the three and six months ended June 30, 2021, the Company recorded no stock-based compensation related to the RSUs. As of June 30, 2022, there was $11.2 million of total unrecognized compensation cost related to the RSUs that is expected to be recognized over a weighted-average period of 3.3 years.

2021 Employee Stock Purchase Plan

In July 2021, the Board of Directors and stockholders also adopted and approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The Company reserved 850,000 shares of common stock for future issuance under the ESPP.

During the second quarter of fiscal year 2022, the Company's first six month offering period began, with the first purchase of shares to occur during the fourth quarter of fiscal year 2022. As of June 30, 2022, the Company has collected withholdings of $0.2 million for purchase of shares under the ESPP. The Company recorded $0.1 million of compensation expense for the three and six months ended June 30, 2022. There was no compensation expense associated with the Company's ESPP for the three and six months ended June 30, 2021. As of June 30, 2022, no shares of common stock have been purchased under the ESPP.

The fair value of shares to be issued under the Company's 2021 ESPP was estimated using the Black-Scholes valuation model with the following assumptions for the three-months ended June 30, 2022:

Three Months Ended June 30,
2022
Expected term (in years)	0.50
Expected volatility	76.50%
Risk-free interest rate	1.51%
Dividend yield	–

Stock Based Compensation

The following is a summary of stock-based compensation expense by function (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of goods sold	$42	$17	$78	$24
Research and development	410	101	753	138
Selling, general and administrative	3,080	813	5,675	1,046
Total stock-based compensation expense	$3,532	$931	$6,506	$1,208

Note 9. Net Loss per Share Attributable to Common Stockholders

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. As the Company reported a net loss for the three and six months ended June 30, 2022 and 2021, basic net loss per share is the same as diluted net loss per share as the inclusion of potentially dilutive shares would have been antidilutive if included in the calculation.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(23,843)	$(17,615)	$(47,106)	$(29,855)
Denominator:
Weighted-average shares of common stock outstanding—basic and diluted	47,701,451	9,610,408	47,635,840	9,564,096
Net loss per share attributable to common stockholders—basic and diluted	$(0.50)	$(1.83)	$(0.99)	$(3.12)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	June 30,
	2022	2021
Options to purchase common stock	5,709,691	5,185,736
Restricted stock units	766,598	—
Redeemable convertible preferred stock	—	12,767,202
Redeemable convertible preferred stock warrants	—	329,514
Total	6,476,289	18,282,452

Note 10. Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401(k) of the IRC of 1986, as amended, covering substantially all of its full-time US employees. Participating employees may contribute up to 100% of their eligible compensation up to the annual Internal Revenue Service’s contribution limit. For the three and six months ended June 30, 2022, the Company matched employee contributions in the amount of $0.1 million and $0.3 million, respectively. The Company did not match employee contributions during the three and six months ended June 30, 2021.

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

Surgical Glaucoma segment includes sales of the Company’s OMNI® Surgical System for use in minimally invasive glaucoma procedures. Dry Eye segment includes sales of the Company’s TearCare® System and related components and accessories for use in the treatment of Dry Eye Disease.

The following table summarizes select operating results information for each reportable segment (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Surgical Glaucoma	$15,899	$11,988	$29,770	$20,127
Dry Eye	1,330	547	2,341	1,043
Total	17,229	12,535	32,111	21,170
Cost of goods sold
Surgical Glaucoma	1,949	1,773	3,440	3,631
Dry Eye	787	532	2,328	975
Total	2,736	2,305	5,768	4,606
Gross profit
Surgical Glaucoma	13,950	10,215	26,330	16,496
Dry Eye	543	15	13	68
Total	14,493	10,230	26,343	16,564
Operating expense	37,357	21,306	71,399	39,296
Loss from operations	(22,864)	(11,076)	(45,056)	(22,732)
Interest expense	(1,065)	(1,082)	(2,112)	(2,166)
Other income (expense), net	95	(5,435)	80	(4,883)
Loss before income tax	$(23,834)	$(17,593)	$(47,088)	$(29,781)

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

Note 12. Subsequent Events

The Company evaluated subsequent events through August 11, 2022, the date on which the condensed consolidated financial statements were available for issuance.

In July 2022, the Company undertook a plan to improve cost efficiencies and better align its operating structure for long-term, profitable growth. One of the components of this plan was a reduction in workforce which resulted in the incurrence of approximately $1.0 million in expense during the third quarter for severance and related payments to employees. The reduction in workforce was completed in the third quarter of 2022.

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

Our initial product development has focused on the treatment of two of the world’s most prevalent and underserved eye diseases, glaucoma and dry eye disease. We have commercialized products in each of our two reportable segments; Surgical Glaucoma and Dry Eye. Our Surgical Glaucoma segment consists of sales of the OMNI® Surgical System and our Dry Eye segment includes sales of the TearCare® System ("TearCare"), and related components and accessories. Both systems are primarily sold through a highly-involved direct sales model that offers intensive education, training and customer service. We believe this philosophy and model not only enables us to differentiate our products and our overall company from competitors, but also to expand our addressable market by educating Eye Care Professionals ("ECPs"), patients and other stakeholders on our products and evolving treatment paradigms. Outside of the U.S., we have historically sold OMNI primarily through a network of distributors, although we began employing a small direct sales force outside of the United States in 2021.

We sell OMNI to facilities where ophthalmic surgeons perform outpatient procedures, mainly ambulatory surgery centers ("ASCs") and hospital outpatient departments ("HOPDs"), which are typically reimbursed by Medicare or private payors for procedures using our products. We sell TearCare to optometrist and ophthalmologist practices. Currently, there is no meaningful reimbursement coverage by Medicare or private payors for meibomian gland disease ("MGD") procedures, including TearCare, and patients typically pay out-of-pocket for TearCare. We are continuing our controlled commercial launch and are focused on our comprehensive, clinical data-driven long-term market development plan that aims to improve awareness and patient access to TearCare. We have dedicated meaningful resources to execute our commercial strategy and we continue to expand our sales organization through additional sales representatives and territories. The overall success of our approach to eyecare to date is evidenced by the over 120,000 estimated uses of OMNI and its direct predicates in over 1,500 hospitals and ASCs in the U.S. and Europe, and over 20,000 estimated uses of TearCare in over 750 eyecare facilities in the U.S. through June 30, 2022.

We currently operate no manufacturing facilities and instead contract with third parties for our production requirements. We believe our suppliers will be able to meet our current and anticipated manufacturing needs across all our products. We plan to continue to utilize third party contract manufacturers for our products and any related components.

Our gross margin in our Surgical Glaucoma segment for the three months ended June 30, 2022 and 2021 was 87.7% and 85.2%, respectively. Beginning with the production of finished goods inventory in the first quarter of 2021, we shifted our primary production of OMNI from a U.S.-based third-party contract manufacturer, to a lower cost, higher volume contract manufacturer in Asia. We are in the process of supplementing this OMNI production capacity with a U.S.-based contract manufacturer. These cost optimization initiatives contributed to the increase in gross margins in our Surgical Glaucoma segment. Our gross margin in our Dry Eye segment for the three months ended June 30, 2022 and 2021 was 40.8% and 2.7%, respectively. The TearCare System includes the SmartHub component, which is typically only sold in initial purchase orders, and single-use SmartLids which are sold as part of initial purchase orders and through repeat orders as the ECP performs procedures over time. Given the earlier stage of TearCare’s commercial development, we expect our Dry Eye segment’s gross margins to be lower than our Surgical Glaucoma segment’s gross margins for the near and medium-term due to the allocation of fixed labor and overhead costs to the segment's cost of goods sold.

We believe in the importance of continued strategic investment in initiatives that: further demonstrate our products’ clinical effectiveness and safety to potential customers, patients, payors and regulators; enhance our commercial capabilities, including resources dedicated to sales, marketing and education; ensure the broadest possible patient access to the treatment alternatives that our products are cleared to offer; enhance and improve upon our existing product technologies; and allow us to innovate new products, devices or drugs, in glaucoma and ocular surface disease or in new eye disease areas. As a result, we intend to continue to invest in clinical studies, sales and marketing, education initiatives, market access, and product development. Because of these and other factors, we expect to continue to incur net losses for at least the next several fiscal years. Moreover, we expect to incur expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of the Nasdaq Stock Market, additional insurance expenses, investor relations activities and other administrative and professional services. As a result of these and other factors, we may require and seek additional debt and equity financing to fund our operations and planned growth.

To date, our primary sources of capital has been private placements of redeemable convertible preferred stock, debt financing agreements, the sale of common stock in our initial public offering ("IPO"), and revenue from the sale of our products. In July 2021, we completed our IPO, receiving net proceeds of $252.2 million. As of June 30, 2022, we had an outstanding term loan balance of $35.0 million (excluding debt discount and amortized debt issuance costs), cash and cash equivalents of $220.1 million and an accumulated deficit of $200.1 million.

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

Components of our Results of Operations

Revenue

We currently derive the majority of our U.S. revenue from the sale of OMNI to ASCs and HOPDs and TearCare to ophthalmology and optometry practices. During the six months ended June 30, 2022 and 2021, the revenues from our Surgical Glaucoma segment, which included OMNI, accounted for over 90% of our total revenues. Substantially all of our revenues for both periods were generated from sales within the U.S. Our OMNI customers place orders based on their expected procedure volume and reorder as needed, typically on a biweekly, monthly or bimonthly basis. Our TearCare customers typically purchase a TearCare System which consists of one or more SmartHubs, multiple single-use SmartLids and other accessories. After utilizing their initial inventory, customers can reorder SmartLids as needed. No single customer accounted for 10% or more of our revenue for the six months ended June 30, 2022 and 2021.

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

Other Income (Expense), Net

Other income (expense), net consists of interest and amortization on held-to-maturity investments in treasury securities, as well as, gains and losses resulting from the remeasurement of the fair value of our redeemable convertible preferred stock warrant liability. The redeemable convertible preferred stock warrants were exercised in 2021 and the final fair value of the warrant liability was reclassified to stockholders’ equity. We will no longer record any related periodic fair value adjustments.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021 (dollars in thousands)

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(unaudited)
Revenue
Surgical Glaucoma	$15,899	$11,988	$3,911	32.6%
Percentage of total revenue	92.3%	95.6%
Dry Eye	1,330	547	783	143.1
Percentage of total revenue	7.7%	4.4%
Total	17,229	12,535	4,694	37.4
Cost of goods sold
Surgical Glaucoma	1,949	1,773	176	9.9
Dry Eye	787	532	255	47.9
Total	2,736	2,305	431	18.7
Gross profit
Surgical Glaucoma	13,950	10,215	3,735	36.6
Dry Eye	543	15	528	3,520.0
Total	14,493	10,230	4,263	41.7
Gross margin
Surgical Glaucoma	87.7%	85.2%
Dry Eye	40.8%	2.7%
Total	84.1%	81.6%
Operating expenses
Research and development	5,926	3,546	2,380	67.1
Selling, general and administrative	31,431	17,760	13,671	77.0
Total operating expenses	37,357	21,306	16,051	75.3
Loss from operations	(22,864)	(11,076)	(11,788)	106.4
Interest expense	(1,065)	(1,082)	17	(1.6)
Other income (expense), net	95	(5,435)	5,530	(101.7)

Loss before income tax	(23,834)	(17,593)	(6,241)	35.5
Provision (benefit) for income tax	9	22	(13)	(59.1)
Net loss and comprehensive loss	$(23,843)	$(17,615)	$(6,228)	35.4%

Revenue. Revenue in the three months ended June 30, 2022 was $17.2 million, an increase of $4.7 million, or 37.4%, from the prior year comparable period. The overall increase in Surgical Glaucoma revenue was attributable to a significant increase in the number of OMNI units sold in the three months ended June 30, 2022 as a result of growth in the number of facilities ordering OMNI and an increase in unit utilization per ordering facility. Our Dry Eye revenues increased in the three months ended June 30, 2022 versus the comparable period in 2021 due to the continued growth in our installed base of facilities that have purchased TearCare. Surgical Glaucoma sales represented 92.3% and 95.6% of our revenue generated in the three months ended June 30, 2022 and 2021, respectively.

Cost of Goods Sold and Gross Profit. Cost of goods sold during the three months ended June 30, 2022, increased $0.4 million compared to the same period in the prior year. Our Surgical Glaucoma cost of goods sold increased $0.2 million as compared to 2021. The increase was driven by increased sales activity, partially offset by lower per unit production costs as a result of transitioning OMNI manufacturing to a high-volume offshore contract manufacturer in early 2021. Dry Eye cost of goods sold increased $0.3 million in the three months ended June 30, 2022 over the comparable period in 2021, which was primarily driven by increases in sales activity.

Our total gross profit was $14.5 million in the three months ended June 30, 2022, an increase of $4.3 million from the comparable period in 2021. Our total gross margin increased from 81.6% to 84.1% from the three months ended June 30, 2021 to the three months ended June 30, 2022. The increase in gross margin was primarily due to increased sales volume in OMNI units and manufacturing efficiencies. Gross margin in our Surgical Glaucoma segment was 87.7% for the quarter ended June 30, 2022, an increase from 85.2% for the prior year comparable period. In our Dry Eye segment, gross margin increased from 2.7% in the second quarter of 2021, to 40.8% for the quarter ended June 30, 2022, driven by cost efficiencies achieved through high sales volumes.

Research and Development ("R&D") Expenses. The $2.4 million increase in R&D expenses during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily attributable to a $1.8 million increase in personnel expenses as a result of increased headcount, including a $0.3 million increase in stock-based compensation expense. In addition, there was a $0.3 million increase in clinical studies expense, and the remainder in other services resulted in a $0.4 million increase, driven by an overall increase in business activities.

Selling, General, and Administrative ("SG&A") Expenses. SG&A expenses were $31.4 million for the three months ended June 30, 2022, an increase of $13.7 million from the prior year comparable period. The increase was attributable to a $11.8 million increase in personnel expenses as a result of increased headcount, which included a $2.3 million increase in stock-based compensation expense. In addition, there was a $1.9 million increase in marketing expenses, a $1.3 million increase in professional services expense, including consulting and legal expenses, and a $0.6 million increase in travel expenses.

Interest Expense. Interest expense was consistent during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Other Income (Expense), Net. Other income (expense), net was $0.1 million for the three months ended June 30, 2022 as compared to an expense of $5.4 million in the three months ended June 30, 2021 period related to the remeasurement of our convertible preferred stock warrants and recognition of the change in fair value. As detailed in the notes to our financial statements included herein, the convertible preferred stock warrants were automatically converted into common stock warrants concurrent with our IPO and subsequently exercised in the third quarter of fiscal year 2021.

Comparison of the Six Months Ended June 30, 2022 and 2021 (dollars in thousands)

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(unaudited)
Revenue
Surgical Glaucoma	$29,770	$20,127	$9,643	47.9%
Percentage of total revenue	92.7%	95.1%
Dry Eye	2,341	1,043	1,298	124.4
Percentage of total revenue	7.3%	4.9%
Total	32,111	21,170	10,941	51.7
Cost of goods sold
Surgical Glaucoma	3,440	3,631	(191)	(5.3)
Dry Eye	2,328	975	1,353	138.8
Total	5,768	4,606	1,162	25.2
Gross profit
Surgical Glaucoma	26,330	16,496	9,834	59.6
Dry Eye	13	68	(55)	(80.9)
Total	26,343	16,564	9,779	59.0
Gross margin
Surgical Glaucoma	88.4%	82.0%
Dry Eye	0.6%	6.5%
Total	82.0%	78.2%
Operating expenses
Research and development	11,573	6,986	4,587	65.7
Selling, general and administrative	59,826	32,310	27,516	85.2
Total operating expenses	71,399	39,296	32,103	81.7
Loss from operations	(45,056)	(22,732)	(22,324)	98.2
Interest expense	(2,112)	(2,166)	54	(2.5)
Other income (expense), net	80	(4,883)	4,963	(101.6)

Loss before income tax	(47,088)	(29,781)	(17,307)	58.1
Provision (benefit) for income tax	$18	$74	(56)	(75.7)
Net loss and comprehensive loss	(47,106)	(29,855)	$(17,251)	57.8%

Revenue. Revenue in the six months ended June 30, 2022 was $32.1 million, an increase of $10.9 million, or 51.7%, from the prior year comparable period. The overall increase in Surgical Glaucoma revenue was attributable to a significant increase in the number of OMNI units sold in the six months ended June 30, 2022 as a result of growth in the number of facilities ordering OMNI and an increase in unit utilization per ordering facility. Our Dry Eye revenues increased in the six months ended June 30, 2022 versus the comparable period in 2021 due to the continued growth in our installed base of facilities that have purchased TearCare. Surgical Glaucoma sales represented 92.7% and 95.1% of our revenue generated in the six months ended June 30, 2022 and 2021, respectively.

Cost of Goods Sold and Gross Profit. Cost of goods sold during the six months ended June 30, 2022, increased $1.2 million compared to the same period in the prior year, as an increase in cost of goods sold in our Dry Eye segment was partially offset by a decrease within our Surgical Glaucoma segment. Dry Eye cost of goods sold increased $1.4 million in the six months ended June 30, 2022 over the comparable period in 2021, which was primarily driven by $0.9 million of charges in the 2022 period associated with the voluntary recall of our SmartHub 1.0 devices. Our Surgical Glaucoma cost of goods sold decreased $0.2 million as compared to 2021, which was primarily driven by the transition of OMNI manufacturing to a high-volume offshore contract manufacturer in early 2021, which lowered our production cost per unit.

Our total gross profit was $26.3 million in the six months ended June 30, 2022, an increase of $9.8 million from the comparable period in 2021. Our total gross margin increased from 78.2% to 82.0% from the 2021 to the 2022 period. The increase in gross margin was primarily due to increased sales volume in OMNI units and manufacturing efficiencies. Gross margin in our Surgical Glaucoma segment was 88.4% for the six months ended June 30, 2022, an increase from 82.0% for the prior year comparable period. In our Dry Eye segment, gross margin decreased from 6.5% in the first half of 2021, to 0.6% for the six months ended June 30, 2022.

Research and Development ("R&D") Expenses. The $4.6 million increase in R&D expenses during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily attributable to a $3.3 million increase in personnel expenses as a result of increased headcount, including a $0.6 million increase in stock-based compensation expense. In addition, there was a $0.6 million increase in clinical studies expense, and the remainder in other services resulted in a $0.4 million increase, driven by an overall increase in business activities.

Selling, General, and Administrative ("SG&A") Expenses. SG&A expenses were $59.8 million for the six months ended June 30, 2022, an increase of $27.5 million from the prior year comparable period. The increase was attributable to a $15.9 million increase in personnel expenses as a result of increased headcount, which included a $4.6 million increase in stock-based compensation expense. In addition to personnel expense increases, our SG&A expense from 2021 to the 2022 period included a $2.7 million increase in professional services expense, including consulting and legal expenses, a $3.9 million increase in marketing expenses, a $1.3 million increase in training, events, and demos, and a $1.3 million increase in travel expenses.

Interest Expense. Interest expense was consistent during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Other Income (Expense), Net. Other income (expense), net was $0.1 million for the six months ended June 30, 2022 as compared to an expense of $4.9 million in the six months ended June 30, 2021 period related to the remeasurement of our convertible preferred stock warrants and recognition of the change in fair value. As detailed in the notes to our financial statements included herein, the convertible preferred stock warrants were automatically converted into common stock warrants concurrent with our IPO and subsequently exercised in the third quarter of fiscal year 2021.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021

Net cash used in operating activities	$(40,271)	$(25,306)
Net cash used in investing activities	$(569)	$(369)
Net cash provided by (used in) financing activities	$250	$(264)
Net (decrease) increase in cash	$(40,590)	$(25,939)

Net Cash Used in Operating Activities.

Net cash used in operating activities for the six months ended June 30, 2022 was $40.3 million, consisting primarily of a net loss of $47.1 million and a net change in our operating assets and liabilities of $0.9 million, partially offset by non-cash charges of $7.7 million. The change in our net operating assets and liabilities was primarily due to a $1.9 million increase in accounts receivable and a $1.6 million increase in inventory to support the continued growth of our operations. Prepaid expenses decreased by $2.1 million as balances on annual prepaid contracts decreased during the period. The Company also had a $0.6 million decrease in accounts payable, while accrued and other current liabilities increased $0.6 million, driven by the timing of payments on invoices and bonuses. The non-cash charges primarily consisted of $6.5 million related to stock-based compensation, $0.4 million of depreciation, $0.3 of accretion of debt discount and amortization of debt issuance costs, and $0.2 million of noncash operating lease expense.

Net cash used in operating activities for the six months ended June 30, 2021 was $25.3 million, consisting primarily of a net loss of $29.9 million and a net change in our operating assets and liabilities of $2.9 million, partially offset by non-cash charges of $7.5 million. The change in our net operating assets and liabilities was primarily due to a $3.1 million increase in other noncurrent assets related to the deferred offering costs associated with the IPO, a $1.6 million increase in accounts receivable, and a $1.2 million increase in our prepaid expenses to support the continued growth of our operations, partially offset by a $1.4 million increase in accounts payable and $1.6 million in accrued and other liabilities. The non-cash charges primarily consisted of $4.9 million from the fair value remeasurement of our convertible preferred stock warrants, $1.2 million related to stock-based compensation, a $0.3 million provision for excess and obsolete inventories, $0.3 million of non-cash operating lease expense related to office lease, $0.3 million of accretion of debt discount and amortization of debt issuance costs, and $0.3 million in depreciation and amortization.

Net Cash Used in Investing Activities.

Net cash used in investing activities in the six months ended June 30, 2022 and 2021 was $0.6 million and $0.4 million for purchases of property and equipment.

Net Cash Provided by (Used in) Financing Activities.

Net cash provided by financing activities in the six months ended June 30, 2022 related to proceeds from stock option exercises.

Net cash used in financing activities in the six months ended June 30, 2021 was related to the payment of offering costs associated with the IPO of $0.5 million, offset by $0.2 million related to proceeds from stock option exercises.

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

As of June 30, 2022, we had cash and cash equivalents of $220.1 million, an accumulated deficit of $200.1 million and $35.0 million outstanding under our term loan agreement (before debt discount). Based on our current planned operations, we expect our cash and cash equivalents and additional borrowings available under the 2020 Term Loan and the 2020 Revolver will enable us to fund our operations for at least the next twelve months.

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

Our obligations under the 2020 MidCap Credit Facility are guaranteed by us and our future subsidiaries, subject to exceptions for certain foreign subsidiaries. Our obligations under the agreements are secured by substantially all of our assets, including our material intellectual property. Additionally, we are subject to customary affirmative and negative covenants, including covenants that limit or restrict the ability of us to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. The 2020 MidCap Credit Facility agreements also have financial covenants that relate to minimum trailing revenue targets, which began in November 2020, and are tested on a monthly basis. As of June 30, 2022, we were in compliance with all financial and non-financial covenants.

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

2020 Revolver

The maturity date of the 2020 Revolver was amended to November 1, 2025 and the stated floating interest rate was adjusted to reserve-adjusted LIBOR plus 4.50%. As of June 30, 2022, $5.0 million was available to be drawn under the 2020 Revolver which remains undrawn. Other key terms of the 2020 Revolver remained substantially unchanged compared to those of 2019 Revolver.

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

Recently Issued Accounting Pronouncements

As of June 30, 2022, there are no significant Accounting Standard Updates (ASU's) issued and not yet adopted, that are expected to have a material impact on the Company's financial statements and related disclosures.

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

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of Sight Sciences, Inc.	8-K	001-40587	3.1	7/19/21
3.2	Amended and Restated Bylaws of Sight Sciences, Inc.	8-K	001-40587	3.2	7/19/21
4.1	Third Amended and Restated Investors’ Rights Agreement, dated as of November 23, 2020, as amended	S-1/A	333-257320	4.1	7/8/21
4.2	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-257320	4.2	7/8/21
4.3	Form of Warrant to Purchase Stock	S-1	333-257320	4.3	6/23/21
10.1	Third Amendment to the Amended and Restated Credit and Security Agreement (Revolving Loan), dated May 10, 2022					*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350					**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGHT SCIENCES, INC

August 11, 2022	By:	/s/ Paul Badawi
Paul Badawi
President and Chief Executive Officer