Form 10-Q
period 2022-09-30
Sight Sciences, Inc.
filed 2022-11-10
CIK 1531177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, the registrant had 48,151,302 shares of Common Stock, par value $0.001 outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Sight Sciences,” “we,” “us” and “our” refer to Sight Sciences, Inc.

This Quarterly Report on Form 10-Q (the "Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SIGHT SCIENCES, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$199,819	$260,687
Accounts receivable, net	12,593	8,709
Inventory, net	5,520	3,475
Prepaid expenses and other current assets	4,411	4,164
Total current assets	222,343	277,035
Property and equipment, net	1,568	1,454
Operating lease right-of-use assets	1,121	1,495
Other noncurrent assets	202	202
Total assets	$225,234	$280,186
Liabilities, redeemable convertible preferred stock, and Stockholders’ equity
Current liabilities:
Accounts payable	$3,239	$3,351
Accrued compensation	7,993	5,987
Accrued and other current liabilities	6,154	4,166
Total current liabilities	17,386	13,504
Long-term debt	33,158	32,656
Other noncurrent liabilities	1,751	1,919
Total liabilities	52,295	48,079
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock:
Convertible preferred stock par value of $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Stockholders’ equity:
Preferred stock par value of $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common stock par value of $0.001 per share; 200,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; 48,083,292 and 47,504,704 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	48	48
Additional paid-in-capital	395,227	385,060
Accumulated deficit	(222,336)	(153,001)
Total stockholders’ equity	172,939	232,107
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$225,234	$280,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$18,677	$13,101	$50,788	$34,271
Cost of goods sold	2,928	2,062	8,696	6,668
Gross profit	15,749	11,039	42,092	27,603
Operating expenses:
Research and development	6,053	4,279	17,626	11,265
Selling, general and administrative	31,541	20,790	91,367	53,100
Total operating expenses	37,594	25,069	108,993	64,365
Loss from operations	(21,845)	(14,030)	(66,901)	(36,762)
Interest expense	(1,131)	(1,122)	(3,243)	(3,288)
Other income (expense), net	766	(2,001)	846	(6,884)
Loss before income taxes	(22,210)	(17,153)	(69,298)	(46,934)
Provision for income taxes	19	16	37	90
Net loss and comprehensive loss	$(22,229)	$(17,169)	$(69,335)	$(47,024)
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(0.43)	$(1.45)	$(2.38)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	47,910,541	39,849,769	47,728,845	19,772,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Three Months Ended September 30, 2022
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2022	—	$—	47,819,706	$48	$391,818	$(200,107)	$191,759
Issuance of common stock upon exercise of stock options	—	—	258,871	—	186	—	186
Issuance of common stock upon vesting of restricted stock units	—	—	4,715	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,223	—	3,223
Net loss	—	—	—	—	—	(22,229)	(22,229)
Balance at September 30, 2022	—	—	48,083,292	48	395,227	(222,336)	172,939

	Nine Months Ended September 30, 2022
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	—	$—	47,504,704	$48	$385,060	$(153,001)	$232,107
Issuance of common stock upon exercise of stock options	—	—	573,873	—	438	—	438
Issuance of common stock upon vesting of restricted stock units	—	—	4,715	—	—	—	—
Stock-based compensation expense	—	—	—	—	9,729	—	9,729
Net loss	—	—	—	—	—	(69,335)	(69,335)
Balance at September 30, 2022	—	—	48,083,292	48	395,227	(222,336)	172,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Three Months Ended September 30, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2021	12,767,202	$117,331	9,732,032	$9	$2,598	$(119,896)	$(117,289)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(12,767,202)	(117,331)	25,534,404	27	117,304	—	117,331
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs of $23.8 million	—	—	11,500,000	12	252,162	—	252,174
Conversion of redeemable convertible preferred stock warrants to common stock warrants upon initial public offering	—	—	—	—	8,973	—	8,973
Exercise of common stock warrants	—	—	483,554	1	(1)	—	—
Exercise of stock options	—	—	42,032	—	57	—	57
Stock-based compensation expense	—	—	—	—	1,899	—	1,899
Net loss	—	—	—	—	—	(17,169)	(17,169)
Balance at September 30, 2021	—	—	47,292,022	49	382,992	(137,065)	245,976

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Nine Months Ended September 30, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	12,767,202	$117,331	9,509,182	$9	$1,183	$(90,041)	$(88,849)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(12,767,202)	(117,331)	25,534,404	27	117,304	—	117,331
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs of $23.8 million	—	—	11,500,000	12	252,162	—	252,174
Conversion of redeemable convertible preferred stock warrants to common stock warrants upon initial public offering	—	—	—	—	8,973	—	8,973
Exercise of common stock warrants	—	—	483,554	1	(1)	—	—
Exercise of stock options	—	—	264,882	—	264	—	264
Stock-based compensation expense	—	—	—	—	3,107	—	3,107
Net loss	—	—	—	—	—	(47,024)	(47,024)
Balance at September 30, 2021	—	—	47,292,022	49	382,992	(137,065)	245,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(69,335)	$(47,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	557	457
Accretion of debt discount and amortization of debt issuance costs	502	531
Stock-based compensation expense	9,729	3,107
Provision for doubtful accounts receivable	395	149
Provision for excess and obsolete inventories	124	297
Noncash operating lease expense	374	448
Change in fair value of redeemable convertible preferred stock warrant	—	6,861
Loss on disposal of property and equipment	55	98
Changes in operating assets and liabilities:
Accounts receivable	(4,280)	(3,707)
Inventory	(2,169)	(648)
Prepaid expenses and other current assets	(245)	(3,331)
Other noncurrent assets	—	204
Accounts payable	(77)	(319)
Accrued compensation	2,006	569
Accrued and other current liabilities	1,631	211
Other noncurrent liabilities	270	279
Net cash used in operating activities	(60,463)	(41,818)
Cash flows from investing activities
Purchases of property and equipment	(841)	(656)
Net cash used in investing activities	(841)	(656)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	—	256,680
Payment of other offering costs related to the initial public offering	—	(4,506)
Proceeds from exercise of common stock options	436	264
Net cash provided by financing activities	436	252,438
Net change in cash and cash equivalents	(60,868)	209,964
Cash and cash equivalents at beginning of period	260,687	61,511
Cash and cash equivalents at end of period	$199,819	$271,475

Supplemental disclosure of cash flow information
Cash paid for interest	$2,350	$2,331
Supplemental noncash disclosure
Acquisition of property and equipment included in accounts payable and accrued liabilities	$46	$83
Common Stock issued on conversion of convertible preferred stock	$—	$117,331
Common stock warrants issued on conversion of preferred stock warrants and the reclassification of the warrant liability	$—	$8,973

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

Significant Risks and Uncertainties

Since inception, the Company has incurred losses and negative cash flows from operations. As of September 30, 2022, the Company had an accumulated deficit of $222.3 million and recorded a net loss of $69.3 million for the nine months then ended and expects to incur future additional losses. If the Company’s revenue levels from its products are not sufficient or if the Company is unable to secure additional funding when desired, the Company may need to delay the development of its products and scale back its business and operations.

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

The COVID-19 pandemic has impacted, and may in the future impact, demand for the Company's products, which are used in procedures and therapies that are considered elective. COVID-19 may also, directly or indirectly, have an unfavorable impact on other areas of the Company's business including, but not limited to, supply chain, sales, third party manufacturing, research and development costs and clinical studies. The full effect of the COVID-19 pandemic on the Company's financial condition and results of operations remains highly uncertain and cannot be predicted with confidence, and will depend on certain developments, including the duration and severity of the COVID-19 pandemic and its potential variants. As occurred in earlier stages of the COVID-19 pandemic, the Company may, among other things, experience reduced customer demand or constrained supply that could materially adversely impact business, financial condition, results of operations, liquidity and cash flows in future periods.

Note 2. Summary of Significant Accounting Policies

There have been no significant changes in the Company's significant accounting policies during the nine months ended September 30, 2022, as compared with those disclosed in the 2021 Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (SEC) on March 24, 2022.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) applicable to interim periods and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.

The unaudited consolidated financial statements have been prepared on a basis consistent with the audited financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's financial information contained herein. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date. These interim consolidated financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company's financial statements and accompanying notes for the fiscal year ended December 31, 2021, which are contained in the Company's 2021 Form 10-K filed with the SEC on March 24, 2022. The Company's results of operations for the three- and nine-months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period.

The accompanying condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates related to inventory excess and obsolescence, the selection of useful lives of property and equipment, determination of the fair value of stock option grants, the fair value of the redeemable convertible preferred stock warrants, and provisions for income taxes and contingencies. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the financial statements. Actual results could differ from these estimates and such differences could be material to the Company’s financial position and results of operations.

New Accounting Pronouncements

During the three and nine-month period ended September 30, 2022, there were no significant Accounting Standard Updates (ASU's) issued that were adopted. As of September 30, 2022, there are no significant ASU's issued and not yet adopted, that are expected to have a material impact on the Company's financial statements and related disclosures.

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

The Company's cash and cash equivalents included $174.4 million of treasury bills as of September 30, 2022. These securities are classified as held-to-maturity and all have been purchased with original maturities of 90 days or less. Held-to-maturity debt securities are recorded at amortized cost in the financial statements.

	September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$174,435	$16	$(18)	$174,433

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of September 30, 2022 and December 31, 2021, total debt of $33.2 million and $32.7 million is reported at amortized cost, respectively. This outstanding debt is classified as Level 2 as it is not actively traded. The amortized cost of the outstanding debt approximates the fair value.

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

A summary of the changes in the fair value of the Company’s Level 3 financial instruments for the three and nine months ended September 30, 2021, is as follows (in thousands):

Redeemable convertible preferred stock warrants liabilities
Balance – December 31, 2020	$2,112
Change in fair value	(555)
Balance – March 31, 2021	1,557
Change in fair value	5,427
Balance – June 30, 2021	6,984
Change in fair value	1,989
Conversion of preferred stock warrants to common stock warrants upon the closing of the IPO	(8,973)
Balance – September 30, 2021	$—

The financial statements as of September 30, 2022 and December 31, 2021, do not include any assets or liabilities that are measured at fair value on a nonrecurring basis.

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	As of September 30,	As of December 31,
	2022	2021
Tools and equipment	$2,154	$1,685
Computer equipment and software	91	100
Furniture and fixtures	246	254
Leasehold improvements	34	29
Construction in process	406	590
	2,931	2,658
Less: Accumulated depreciation	(1,363)	(1,204)
Property and equipment, net	$1,568	$1,454

Depreciation expense was $0.2 million and $0.6 million for the three and nine months ended September 30, 2022, respectively. Depreciation expense was $0.2 million and $0.5 million for the three and nine months ended September 30, 2021, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	As of September 30,	As of December 31,
	2022	2021
Accrued expenses	$4,350	$2,726
Current portion of lease liabilities	578	510
Short term interest payable	295	275
Other accrued liabilities	931	655
Total accrued and other current liabilities	$6,154	$4,166

Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	As of September 30,	As of December 31,
	2022	2021
Long term interest payable	$1,111	$841
Noncurrent portion of lease liabilities	601	1,040
Other noncurrent liabilities	39	38
Total other noncurrent liabilities	$1,751	$1,919

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

The obligations under the MidCap Credit Facility are guaranteed by the Company's current and future subsidiaries, subject to exceptions for certain foreign subsidiaries. Obligations under the agreements are secured by substantially all assets of the Company, including material intellectual property. Additionally, the Company is subject to customary affirmative and negative covenants as defined in the credit agreements, including covenants that limit or restrict the ability to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. As of September 30, 2022, the Company was in compliance with all financial and non-financial covenants.

The MidCap Credit Facility agreements each contain events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross-defaults and bankruptcy and insolvency events.

As of September 30, 2022 and December 31, 2021, $5.0 million was available to be drawn under the 2020 Revolver, respectively. The 2020 Revolver had not been drawn upon as of September 30, 2022 and December 31, 2021. Long-term and short-term debt was as follows (in thousands):

	As of September 30,	As of December 31,
	2022	2021
Term Loan	$35,000	$35,000
Total principal payments due	35,000	35,000
Less: debt discount related to warrant liability and issuance costs	(1,842)	(2,344)
Total amounts outstanding	33,158	32,656
Less: Current portion	—	—
Total accrued and other current liabilities	$33,158	$32,656

The repayment schedule relating to the Company’s debt as of September 30, 2022, is as follows (in thousands):

Amount
2022 (remainder)	—
2023	1,458
2024	17,500
2025	16,042
Thereafter	—
Total repayments	$35,000

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

On February 5, 2021, the Company renewed the lease of the corporate headquarters in Menlo Park, California. The lease is a noncancelable operating lease for approximately 11,000 square feet of primary office space. The operating lease commenced on August 1, 2021 and is for a term of 37 months from the commencement date. The Company recorded an aggregate right-of-use ("ROU") asset and lease liability of $1.5 million. The ROU asset and corresponding lease liability were estimated using a weighted-average incremental borrowing rate of 13.59%. Total base rent is approximately $1.6 million under the lease agreement.

The Company recognizes rent expense on a straight-line basis over the noncancelable lease term. The Company’s rent expense was $0.5 million for both the nine months ended September 30, 2022 and 2021, respectively. The Company’s rent expense was $0.2 million for both the three months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the remaining lease term for the lease was 1.9 years.

Operating lease expense and supplemental cash flow information related to operating leases for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease expense	$168	$175	$514	$528
Cash paid for operating leases	168	131	509	484
New operating lease assets obtained in exchange for operating lease liabilities	-	1,514	-	1,537

Aggregate future minimum lease payments at September 30, 2022, under these noncancelable operating leases were as follows (in thousands):

As of September 30,
2022
2022 (remainder)	177
2023	705
2024	462
Total future minimum lease payments	$1,344
Less: imputed interest	(165)
Present value of future minimum lease payments	$1,179
Less: current portion of operating lease liability	(578)
Operating lease liabilities – noncurrent	$601

Legal Proceedings

On September 16, 2021, the Company filed suit in the U.S. District Court for the District of Delaware (C.A. No. 1:21-cv-01317) alleging that Ivantis, Inc. directly and indirectly infringes U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 by making, using, selling, and offering for sale the Hydrus® Microstent. The Company’s Complaint seeks money damages and injunctive relief. On January 24, 2022, Ivantis asserted counterclaims requesting declaratory judgments that the Company's asserted patents-in-suit are not infringed and/or invalid. On August 1, 2022, the Company filed an amended complaint alleging that Alcon Inc., Alcon Vision, LLC and Alcon Research, LLC infringe the four originally asserted patents by making, using, selling, and offering for sale the Hydrus® Microstent, and that all defendants also infringe U.S. Patent No. 11,389,328. The defendants reasserted counterclaims requesting declaratory judgments that the Company’s asserted patents-in-suit are not infringed and/or invalid. A five-day jury trial is scheduled to commence on April 8, 2024. Ivantis and Alcon filed petitions with the U.S. Patent Office seeking inter partes review of U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 (IPR2022-01529, IPR2022-01530, IPR2022-01533, IPR2022-01540). Around the end of March 2023, the U.S. Patent Office will determine whether to institute inter partes review proceedings. If any inter partes review is instituted, the U.S. Patent Office would make validity findings as to the affected patent(s) by the end of March 2024. The Company is presently unable to predict the outcome of this lawsuit or to reasonably estimate the potential financial impact of the lawsuit on the Company, if any.

The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings, and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations in a given period. As of September 30, 2022 and December 31, 2021, the Company was not involved in any material legal proceedings except as described above.

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director or officer may be subject to any proceeding arising out of acts or omissions of such director or officer in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. This insurance allows the transfer of risk associated with the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is immaterial. Accordingly, the Company has not recognized any liabilities relating to these obligations as of September 30, 2022 and December 31, 2021.

Note 7. Stockholders' Equity

Common Stock

In connection with the Company’s IPO in July 2021, the Company’s certificate of incorporation was amended and restated to provide for 200,000,000 authorized shares of common stock with a par value of $0.001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.001 per share. The holders of common stock were also entitled to receive dividends whenever funds are legally available, when and if declared by the board of directors. As of September 30, 2022, no dividends have been declared to date. Each share of common stock is entitled to one vote.

At September 30, 2022 and December 31, 2021, the Company had reserved common stock for future issuances as follows:

	September 30,	December 31,
	2022	2021
Common stock options issued and outstanding	5,028,066	4,996,945
Common stock available for future grant	6,431,924	5,321,687
Restricted stock units outstanding	700,873	53,250
Shares available for future purchase under ESPP	1,325,047	850,000
Total	13,485,910	11,221,882

Redeemable Convertible Preferred Stock

There was no redeemable convertible preferred stock outstanding as of September 30, 2022 and December 31, 2021. In connection with the Company’s IPO in July 2021, all then-outstanding shares of redeemable convertible preferred stock were converted into 25,534,404 shares of common stock. This resulted in the reclassification of the related redeemable convertible preferred stock to common stock and APIC.

Warrants

There were no warrants outstanding as of September 30, 2022 and December 31, 2021. The Company had previously issued redeemable convertible preferred stock warrants in connection with the Company's 2019 Term Loan agreement and 2020 Term Loan agreement. At initial recognition, the warrants were recorded at their estimated fair values and were subject to remeasurement at each balance sheet date. Upon completion of the IPO, the outstanding warrants were converted to common stock, resulting in the re-classification of the convertible preferred stock warrant liability to APIC. In August 2021, the warrants were net exercised and the Company issued 483,554 shares of common stock.

Note 8. Equity Incentive Plans

2011 Stock Option Plan and 2021 Incentive Award Plan

In 2011, the Company established its 2011 Stock Option Plan (the “2011 Plan”) that provided for the granting of stock options to employees and nonemployees of the Company. In July 2021, the Company’s Board of Directors and stockholders adopted and approved the 2021 Incentive Award Plan, (the “2021 Plan”). Under the 2021 Plan, the Company has the ability to issue incentive stock options ("ISOs"), nonqualified stock options ("NSOs"), stock appreciation rights, dividend equivalent rights, restricted stock awards, and restricted stock unit awards. Options under the 2021 Plan can be granted for periods of up to 10 years. For incentive stock options granted to a grantee who, at the time the option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any parent or subsidiary of the Company, the term of the incentive stock option may be granted for periods of up to five years. The ISOs and NSOs will be granted at a price per share not less than the fair value at the date of grant. The exercise price of an ISO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, as determined by the board of directors. Options granted to new hires generally vest over a four-year period, with 25% vesting at the end of one year and the remaining vesting monthly thereafter; options granted as merit awards generally vest monthly over a four-year period. The Company initially reserved 5,200,000 shares of common stock for future issuance under the 2021 Plan. This initial reserve will be increased annually on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031. These annual increases shall be equal to the lesser of (i) 5% of the aggregate number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Common Stock as determined by the Board, subject to certain limitations.

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

At September 30, 2022 and December 31, 2021 there were 6,431,924 and 5,321,687 shares, respectively, of common stock available for issuance under the 2021 Plan.

Stock Option Awards

The following table summarizes stock option activity under the 2021 Plan:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Average Intrinsic Value (in thousands)
Balances as of December 31, 2021	4,996,945	$6.05	7.6	$58,420
Grants	1,375,700	17.09
Forfeited/cancelled	(763,040)	6.97
Exercised/released	(581,539)	0.74
Balances as of September 30, 2022	5,028,066	$9.54	8.0	$8,138
Vested and exercisable as of September 30, 2022	2,188,978	$6.20	6.9	$6,437
Vested and expected to vest as of September 30, 2022	5,028,066	$9.54	8.0	$8,138

During the three and nine months ended September 30, 2022, the Company recorded stock-based compensation of $2.4 million and $7.5 million related to stock option awards, respectively. During the three and nine months ended September 30, 2021, the Company recorded stock-based compensation of $1.9 million and $3.0 million related to stock option awards, respectively. The weighted-average grant-date fair values of options granted during the nine months ended September 30, 2022 and 2021 was $9.58 and $10.56 per share, respectively.

The aggregate intrinsic value of options exercised was $1.7 million and $4.6 million during the three and nine months ended September 30, 2022, respectively. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise. As of September 30, 2022, the unrecognized stock-based compensation of unvested options was $25.3 million, which is expected to be recognized over a weighted-average period of 2.8 years.

Determination of fair value

The Company estimated the fair value of stock options using the Black-Scholes option-pricing model. The fair value of stock options is recognized on a straight-line basis over the requisite service periods of the awards. The fair value of stock options was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected term (in years)	5.91 – 6.06	5.90 – 6.07	5.38 – 6.94	5.00 – 6.08
Expected volatility	64.12% – 64.61%	60.33% – 60.68%	58.74% – 64.61%	56.75% – 60.81%
Risk-free interest rate	3.25% – 3.97%	0.95% – 1.16%	1.34% – 3.97%	0.48% – 1.16%
Dividend yield	–	–	–	–

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

The following table summarizes restricted share award activity under the 2021 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding, December 31, 2021	53,250	$22.91
Grants	767,323	15.39
Forfeited/cancelled	(114,985)	17.62
Vested	(4,715)	21.27
Outstanding, September 30, 2022	700,873	$15.54

During the three and nine months ended September 30, 2022, the Company recorded stock-based compensation of $0.7 million and $2.0 million related to the RSUs. During both the three and nine months ended September 30, 2021, the Company recorded stock-based compensation of $0.1 million related to the RSUs. As of September 30, 2022, there was $9.0 million of total unrecognized compensation cost related to the RSUs that is expected to be recognized over a weighted-average period of 3.1 years.

Employee Stock Purchase Plan

In July 2021, the Board of Directors and stockholders also adopted and approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The Company initially reserved 850,000 shares of common stock for future issuance under the ESPP.

During the second quarter of fiscal year 2022, the Company's first six month offering period began, with the first purchase of shares to occur during the fourth quarter of fiscal year 2022. As of September 30, 2022, the Company has collected withholdings of $0.6 million for purchase of shares under the ESPP. The Company recorded $0.1 million and $0.2 million of compensation expense for the three and nine months ended September 30, 2022, respectively. There was no compensation expense associated with the Company's ESPP for the three and nine months ended September 30, 2021. As of September 30, 2022, no shares of common stock had been purchased under the ESPP and there were 1,325,047 shares of common stock available for issuance under the ESPP.

The fair value of shares to be issued under the Company's 2021 ESPP was estimated using the Black-Scholes valuation model with the following assumptions for the three and nine-months ended September 30, 2022:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022
Expected term (in years)	0.50	0.50
Expected volatility	76.50%	76.50%
Risk-free interest rate	1.51%	1.51%
Dividend yield	–	–

Stock Based Compensation

The following is a summary of stock-based compensation expense by function (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of goods sold	$39	$22	$117	$46
Research and development	259	169	1,012	307
Selling, general and administrative	2,925	1,708	8,600	2,754
Total stock-based compensation expense	$3,223	$1,899	$9,729	$3,107

Note 9. Net Loss per Share Attributable to Common Stockholders

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. As the Company reported a net loss for the three and nine months ended September 30, 2022 and 2021, basic net loss per share is the same as diluted net loss per share as the inclusion of potentially dilutive shares would have been antidilutive if included in the calculation.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(22,229)	$(17,169)	$(69,335)	$(47,024)
Denominator:
Weighted-average shares of common stock outstanding—basic and diluted	47,910,541	39,849,769	47,728,845	19,772,145
Net loss per share attributable to common stockholders—basic and diluted	$(0.46)	$(0.43)	$(1.45)	$(2.38)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	September 30,
	2022	2021
Options to purchase common stock	5,028,066	5,229,169
Restricted stock units	700,873	23,800
Total	5,728,939	5,252,969

Note 10. Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401(k) of the IRC of 1986, as amended, covering substantially all of its full-time US employees. Participating employees may contribute up to 100% of their eligible compensation up to the annual Internal Revenue Service’s contribution limit. For the three and nine months ended September 30, 2022, the Company matched employee contributions in the amount of $0.1 million and $0.4 million, respectively. The Company did not match employee contributions during the three and nine months ended September 30, 2021.

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

Surgical Glaucoma segment includes sales of the Company’s OMNI® Surgical System ("OMNI") and SIONTM Surgical Instrument ("SION") for use in minimally invasive glaucoma procedures. Dry Eye segment includes sales of the Company’s TearCare® System ("TearCare") and related components and accessories for use in the treatment of Dry Eye Disease.

The following table summarizes select operating results information for each reportable segment (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Surgical Glaucoma	$17,072	$12,446	$46,842	$32,573
Dry Eye	1,605	655	3,946	1,698
Total	18,677	13,101	50,788	34,271
Cost of goods sold
Surgical Glaucoma	1,932	1,621	5,372	5,252
Dry Eye	996	441	3,324	1,416
Total	2,928	2,062	8,696	6,668
Gross profit
Surgical Glaucoma	15,140	10,825	41,470	27,321
Dry Eye	609	214	622	282
Total	15,749	11,039	42,092	27,603
Operating expense	37,594	25,069	108,993	64,365
Loss from operations	(21,845)	(14,030)	(66,901)	(36,762)
Interest expense	(1,131)	(1,122)	(3,243)	(3,288)
Other income (expense), net	766	(2,001)	846	(6,884)
Loss before income tax	$(22,210)	$(17,153)	$(69,298)	$(46,934)

The Company does not allocate any income and expenses beyond revenue and cost of goods sold to the reportable operating segments in its reporting to the CODM. No asset information is provided for reportable operating segments because they are not reviewed by the CODM on a segment basis. Substantially all of the Company’s revenue is generated from sales in the United States, and none of its property and equipment is located outside the United States.

Note 12. Subsequent Events

The Company evaluated subsequent events through November 10, 2022, the date on which the condensed consolidated financial statements were available for issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report and our audited financial statements and related notes as disclosed in our 2021 Form 10-K .

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

Our initial product development has focused on the treatment of two of the world’s most prevalent and underserved eye diseases, glaucoma and dry eye disease. We have commercialized products in each of our two reportable segments; Surgical Glaucoma and Dry Eye. Our Surgical Glaucoma segment consists of sales of the OMNI® Surgical System ("OMNI") and SIONTM Surgical Instrument ("SION"), while our Dry Eye segment includes sales of the TearCare® System ("TearCare"), and related components and accessories. Each product is primarily sold through a highly-involved direct sales model that offers intensive education, training and customer service. We believe this philosophy and model not only enables us to differentiate our products and our overall company from competitors, but also to expand our addressable market by educating Eye Care Professionals ("ECPs"), patients and other stakeholders on our products and evolving treatment paradigms. Outside of the U.S., we have historically sold OMNI primarily through a network of distributors, although we began employing a small direct sales force outside of the United States in 2021.

We sell OMNI and SION to facilities where ophthalmic surgeons perform outpatient procedures, mainly ambulatory surgery centers ("ASCs") and hospital outpatient departments ("HOPDs"), which are typically reimbursed by Medicare or private payors for procedures using our products. We sell TearCare to optometrist and ophthalmologist practices. Currently, there is no meaningful reimbursement coverage by Medicare or private payors for meibomian gland disease ("MGD") procedures, including TearCare, and patients typically pay out-of-pocket for TearCare. We are continuing our controlled commercial launch and are focused on our comprehensive, clinical data-driven long-term market development plan that aims to improve awareness and patient access to TearCare. We have dedicated meaningful resources to execute our commercial strategy and we continue to expand our sales organization through additional sales representatives and territories. The overall success of our approach to eyecare to date is evidenced by the over 130,000 estimated uses of OMNI and its direct predicates in over 1,500 hospitals and ASCs in the U.S. and Europe, and over 20,000 estimated uses of TearCare in over 850 eyecare facilities in the U.S. through September 30, 2022.

We currently operate no manufacturing facilities and instead contract with third parties for our production requirements. We believe our suppliers will be able to meet our current and anticipated manufacturing needs across all our products. We plan to continue to utilize third party contract manufacturers for our products and any related components.

Our gross margin in our Surgical Glaucoma segment for the three months ended September 30, 2022 and 2021 was 88.7% and 87.0%, respectively. In 2021, we shifted our primary production of OMNI from a U.S.-based third-party contract manufacturer, to a lower cost, higher volume contract manufacturer in Asia. We are in the process of supplementing this OMNI production capacity with a U.S.-based contract manufacturer. These cost optimization initiatives contributed to the increase in gross margins in our Surgical Glaucoma segment. Our gross margin in our Dry Eye segment for the three months ended September 30, 2022 and 2021 was 37.9% and 32.7%, respectively. The TearCare System includes the SmartHub component, which is typically only sold in initial purchase orders, and single-use SmartLids which are sold as part of initial purchase orders and through repeat orders as the ECP performs procedures over time. Given the earlier stage of TearCare’s commercial development, we expect our Dry Eye segment’s gross margins to be lower than our Surgical Glaucoma segment’s gross margins for the near and medium-term due to the allocation of fixed labor and overhead costs to the segment's cost of goods sold.

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

To date, our primary sources of capital has been private placements of redeemable convertible preferred stock, debt financing agreements, the sale of common stock in our initial public offering ("IPO"), and revenue from the sale of our products. In July 2021, we completed our IPO, receiving net proceeds of $252.2 million. As of September 30, 2022, we had an outstanding term loan balance of $35.0 million (excluding debt discount and amortized debt issuance costs), cash and cash equivalents of $199.8 million and an accumulated deficit of $222.3 million.

Impact of COVID-19

The global COVID-19 pandemic has impacted and may in the future impact demand for our products, which are used in procedures and therapies that are considered elective. Future surges of COVID-19 may result in governmental restrictions being re-implemented to reduce the spread of COVID-19 or patients and healthcare providers otherwise postponing elective eyecare procedures.

Any future impact of the COVID-19 pandemic will depend on future developments that are highly uncertain and cannot be predicted with confidence, and will depend on certain developments, including the duration and severity of the COVID-19 pandemic and its potential variants. Among other things, the COVID-19 pandemic could disrupt the operations of our third-party manufacturers and other suppliers. We are working closely with our manufacturing partners and suppliers to help ensure that we are able to source key components and maintain appropriate inventory levels to meet customer demand. Nevertheless, as occurred in earlier stages of the COVID-19 pandemic, we may, among other things, experience reduced customer demand or constrained supply that could materially adversely impact our business, results of operations, liquidity and cash flows in future periods.

Factors Affecting our Business and Results of Operations

We believe there are several important factors that have impacted and that will continue to impact our business and results of operations. There have been no material changes to such factors from those described in our 2021 Form 10-K under the heading "Factors Affecting our Business and Results of Operations."

Components of our Results of Operations

Revenue

We currently derive the majority of our U.S. revenue from the sale of OMNI to ASCs and HOPDs and TearCare to ophthalmology and optometry practices. During the nine months ended September 30, 2022 and 2021, the revenues from our Surgical Glaucoma segment accounted for over 90% of our total revenues. Substantially all of our revenues for both periods were generated from sales within the U.S. Our Surgical Glaucoma customers place orders based on their expected procedure volume and reorder as needed, typically on a biweekly, monthly or bimonthly basis. Our TearCare customers typically purchase a TearCare System which consists of one or more SmartHubs, multiple single-use SmartLids and other accessories. After utilizing their initial inventory, customers can reorder SmartLids as needed. No single customer accounted for 10% or more of our revenue for the nine months ended September 30, 2022 and 2021.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021 (dollars in thousands)

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(unaudited)
Revenue
Surgical Glaucoma	$17,072	$12,446	$4,626	37.2%
Percentage of total revenue	91.4%	95.0%
Dry Eye	1,605	655	950	145.0
Percentage of total revenue	8.6%	5.0%
Total	18,677	13,101	5,576	42.6
Cost of goods sold
Surgical Glaucoma	1,932	1,621	311	19.2
Dry Eye	996	441	555	125.9
Total	2,928	2,062	866	42.0
Gross profit
Surgical Glaucoma	15,140	10,825	4,315	39.9
Dry Eye	609	214	395	184.6
Total	15,749	11,039	4,710	42.7
Gross margin
Surgical Glaucoma	88.7%	87.0%
Dry Eye	37.9%	32.7%
Total	84.3%	84.3%
Operating expenses
Research and development	6,053	4,279	1,774	41.5
Selling, general and administrative	31,541	20,790	10,751	51.7
Total operating expenses	37,594	25,069	12,525	50.0
Loss from operations	(21,845)	(14,030)	(7,815)	55.7
Interest expense	(1,131)	(1,122)	(9)	0.8
Other income (expense), net	766	(2,001)	2,767	(138.3)

Loss before income tax	(22,210)	(17,153)	(5,057)	29.5
Provision (benefit) for income tax	19	16	3	18.8
Net loss and comprehensive loss	$(22,229)	$(17,169)	$(5,060)	29.5%

Revenue. Revenue in the three months ended September 30, 2022 was $18.7 million, an increase of $5.6 million, or 42.6%, from the prior year comparable period. The overall increase in Surgical Glaucoma revenue was primarily attributable to a significant increase in the number of OMNI units sold in the three months ended September 30, 2022 as a result of growth in the number of facilities ordering OMNI and an increase in unit utilization per ordering facility. Our Dry Eye revenues increased in the three months ended September 30, 2022 versus the comparable period in 2021 due to the continued growth in our installed base of facilities that have purchased TearCare. Surgical Glaucoma sales represented 91.4% and 95.0% of our revenue generated in the three months ended September 30, 2022 and 2021, respectively.

Cost of Goods Sold and Gross Profit. Cost of goods sold during the three months ended September 30, 2022, increased $0.9 million compared to the same period in the prior year. Our Surgical Glaucoma cost of goods sold increased $0.3 million as compared to 2021. The increase was driven by increased sales activity, partially offset by lower per unit production costs as a result of continued manufacturing efficiencies. Dry Eye cost of goods sold increased $0.6 million in the three months ended September 30, 2022 over the comparable period in 2021, which was primarily driven by increases in sales activity.

Our total gross profit was $15.7 million in the three months ended September 30, 2022, an increase of $4.7 million from the comparable period in 2021. Our total gross margin remained flat at 84.3% from the three months ended September 30, 2021 to the three months ended September 30, 2022 as segment-level increases in gross margin were offset by an increase in the revenue from our Dry Eye segment. Gross margin in our Surgical Glaucoma segment was 88.7% for the quarter ended September 30, 2022, an increase from 87.0% for the prior year comparable period. In our Dry Eye segment, gross margin increased from 32.7% in the second quarter of 2021, to 37.9% for the quarter ended September 30, 2022, driven by cost efficiencies achieved through higher sales volumes.

Research and Development ("R&D") Expenses. The $1.8 million increase in R&D expenses during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily attributable to a $1.2 million increase in clinical studies expense as we expanded studies on both new and existing products. In addition, there was a $0.6 million increase in personnel expenses as a result of increased headcount, including a $0.1 million increase in stock-based compensation expense.

Selling, General, and Administrative ("SG&A") Expenses. SG&A expenses were $31.5 million for the three months ended September 30, 2022, an increase of $10.8 million from the prior year comparable period. The increase was attributable to a $7.7 million increase in personnel expenses as a result of increased headcount, which included a $1.2 million increase in stock-based compensation expense. In addition, there was a $2.0 million increase in professional services expense, primarily consulting and legal expenses, as well as a $0.8 million increase in marketing expenses, and a $0.2 million increase in travel expenses.

Interest Expense. Interest expense was consistent during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Other Income (Expense), Net. Other income (expense), net was $0.8 million for the three months ended September 30, 2022 as compared to an expense of $2.0 million in the three months ended September 30, 2021. The income in the current year is attributable to the amortization of purchase discounts on held-to-maturity cash-equivalent investments. During the related prior year comparable period, the expense relates to the remeasurement of our convertible preferred stock warrants and recognition of the change in fair value. As detailed in the notes to our financial statements included herein, the convertible preferred stock warrants were automatically converted into common stock warrants concurrent with our IPO and subsequently exercised in the third quarter of fiscal year 2021.

Comparison of the Nine Months Ended September 30, 2022 and 2021 (dollars in thousands)

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(unaudited)
Revenue
Surgical Glaucoma	$46,842	$32,573	$14,269	43.8%
Percentage of total revenue	92.2%	95.0%
Dry Eye	3,946	1,698	2,248	132.4
Percentage of total revenue	7.8%	5.0%
Total	50,788	34,271	16,517	48.2
Cost of goods sold
Surgical Glaucoma	5,372	5,252	120	2.3
Dry Eye	3,324	1,416	1,908	134.7
Total	8,696	6,668	2,028	30.4
Gross profit
Surgical Glaucoma	41,470	27,321	14,149	51.8
Dry Eye	622	282	340	120.6
Total	42,092	27,603	14,489	52.5
Gross margin
Surgical Glaucoma	88.5%	83.9%
Dry Eye	15.8%	16.6%
Total	82.9%	80.5%
Operating expenses
Research and development	17,626	11,265	6,361	56.5
Selling, general and administrative	91,367	53,100	38,267	72.1
Total operating expenses	108,993	64,365	44,628	69.3
Loss from operations	(66,901)	(36,762)	(30,139)	82.0
Interest expense	(3,243)	(3,288)	45	(1.4)
Other income (expense), net	846	(6,884)	7,730	(112.3)

Loss before income tax	(69,298)	(46,934)	(22,364)	47.6
Provision (benefit) for income tax	$37	$90	(53)	(58.9)
Net loss and comprehensive loss	(69,335)	(47,024)	$(22,311)	47.4%

Revenue. Revenue in the nine months ended September 30, 2022 was $50.8 million, an increase of $16.5 million, or 48.2%, from the prior year comparable period. The overall increase in Surgical Glaucoma revenue was primarily attributable to a significant increase in the number of OMNI units sold in the nine months ended September 30, 2022 as a result of growth in the number of facilities ordering OMNI and an increase in unit utilization per ordering facility. Our Dry Eye revenues increased in the nine months ended September 30, 2022 versus the comparable period in 2021 due to the continued growth in our installed base of facilities that have purchased TearCare. Surgical Glaucoma sales represented 92.2% and 95.0% of our revenue generated in the nine months ended September 30, 2022 and 2021, respectively.

Cost of Goods Sold and Gross Profit. Cost of goods sold during the nine months ended September 30, 2022, increased $2.0 million compared to the same period in the prior year. The increase was primarily driven by an increase in cost of goods sold in our Dry Eye segment. Dry Eye cost of goods sold increased $1.9 million in the nine months ended September 30, 2022 over the comparable period in 2021, which was driven by increased sales activity and $0.9 million of charges in the 2022 period associated with the voluntary recall of our SmartHub 1.0 devices. Our Surgical Glaucoma cost of goods sold increased $0.1 million as compared to 2021, which was primarily driven by continued manufacturing efficiencies which lowered our production cost per unit.

Our total gross profit was $42.1 million in the nine months ended September 30, 2022, an increase of $14.5 million from the comparable period in 2021. Our total gross margin increased from 80.5% to 82.9% from the 2021 to the 2022 period. The increase in gross margin was primarily due to increased sales volume in OMNI units and manufacturing efficiencies. Gross margin in our Surgical Glaucoma segment was 88.5% for the nine months ended September 30, 2022, an increase from 83.9% for the prior year comparable period. In our Dry Eye segment, gross margin decreased from 16.6% in the first nine months of 2021, to 15.8% for the nine months ended September 30, 2022.

Research and Development ("R&D") Expenses. The $6.4 million increase in R&D expenses during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily attributable to a $4.1 million increase in personnel expenses as a result of increased headcount, including a $0.7 million increase in stock-based compensation expense. In addition, there was a $1.8 million increase in clinical studies expense.

Selling, General, and Administrative ("SG&A") Expenses. SG&A expenses were $91.4 million for the nine months ended September 30, 2022, an increase of $38.3 million from the prior year comparable period. The increase was attributable to a $23.9 million increase in personnel expenses as a result of increased headcount, which included a $5.8 million increase in stock-based compensation expense. In addition to personnel expense increases, our SG&A expense from 2021 to the 2022 period included a $5.3 million increase in professional services expense, including consulting and legal expenses, a $3.8 million increase in marketing expenses, a $1.6 million increase in training, events, and demos, and a $1.5 million increase in travel expenses.

Interest Expense. Interest expense was consistent during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Other Income (Expense), Net. Other income (expense), net was $0.8 million for the nine months ended September 30, 2022 as compared to an expense of $6.9 million in the nine months ended September 30, 2021. The income in the current year is attributable to the amortization of purchase discounts on held-to-maturity cash-equivalent investments. During the related prior year comparable period, the expense relates to the remeasurement of our convertible preferred stock warrants and recognition of the change in fair value. As detailed in the notes to our financial statements included herein, the convertible preferred stock warrants were automatically converted into common stock warrants concurrent with our IPO and subsequently exercised in the third quarter of fiscal year 2021.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021

Net cash used in operating activities	$(60,463)	$(41,818)
Net cash used in investing activities	$(841)	$(656)
Net cash provided by financing activities	$436	$252,438
Net (decrease) increase in cash	$(60,868)	$209,964

Net Cash Used in Operating Activities.

Net cash used in operating activities for the nine months ended September 30, 2022 was $60.5 million, consisting primarily of a net loss of $69.3 million and a net change in our operating assets and liabilities of $2.9 million, partially offset by non-cash charges of $11.7 million. The change in our net operating assets and liabilities was primarily due to a $4.3 million increase in accounts receivable and a $2.2 million increase in inventory to support the continued growth of our operations. The Company had a $0.1 million decrease in accounts payable, while accrued compensation, as well as accrued and other current liabilities, increased $3.6 million, driven by the timing of payments on invoices and bonuses. The non-cash charges primarily consisted of $9.7 million related to stock-based compensation, $0.6 million of depreciation, $0.5 of accretion of debt discount and amortization of debt issuance costs, and $0.4 million of noncash operating lease expense.

Net cash used in operating activities for the nine months ended September 30, 2021 was $41.8 million, consisting primarily of a net loss of $47.0 million and a net change in our operating assets and liabilities of $6.7 million, partially offset by non-cash charges of $11.9 million. The change in our net operating assets and liabilities was primarily due to a $3.7 million increase in accounts receivable, a $3.3 million increase in our prepaid expenses to support the continued growth of our operations, and a $0.6 million increase in inventory, partially offset by a $0.6 million increase in accrued compensation, and a $0.3 million increase in other non-current liabilities. The non-cash charges primarily consisted of $6.9 million from the fair value remeasurement of our convertible preferred stock warrants, $3.1 million related to stock-based compensation, $0.5 million of accretion of debt discount and amortization of debt issuance costs, $0.5 million in depreciation and amortization, $0.4 million of right of use asset amortization related to our office leases, and $0.3 million provision for excess and obsolete inventories.

Net Cash Used in Investing Activities.

Net cash used in investing activities in the nine months ended September 30, 2022 and 2021 was $0.8 million and $0.7 million, respectively, in both cases for purchases of property and equipment.

Net Cash Provided by Financing Activities.

Net cash provided by financing activities in the nine months ended September 30, 2022 related to proceeds from stock option exercises.

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

As of September 30, 2022, we had cash and cash equivalents of $199.8 million, an accumulated deficit of $222.3 million and $35.0 million outstanding under our term loan agreement (before debt discount). Based on our current planned operations, we expect our cash and cash equivalents and additional borrowings available under the 2020 Term Loan and the 2020 Revolver will enable us to fund our operations for at least the next twelve months.

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

Our obligations under the 2020 MidCap Credit Facility are guaranteed by us and our future subsidiaries, subject to exceptions for certain foreign subsidiaries. Our obligations under the agreements are secured by substantially all of our assets, including our material intellectual property. Additionally, we are subject to customary affirmative and negative covenants, including covenants that limit or restrict the ability of us to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. As of September 30, 2022, we were in compliance with all financial and non-financial covenants.

The MidCap Credit Facility agreements each contain events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross-defaults and bankruptcy and insolvency events.

2020 Term Loan

The 2020 Term Loan agreement amended the maturity date to November 1, 2025 and adjusted the stated floating interest rate to reserve-adjusted LIBOR, plus 7.00%. Outstanding principal amounts of Tranche One Loans and Tranche Two Loans borrowed under the 2019 Term Loan were designated as Tranche One Loans and Tranche Two Loans under the 2020 Term Loan. The Tranche Three Loan commitment amount was increased to $21.0 million and the full amount was drawn in November 2020. Principal payments under the 2020 Term Loan are scheduled to begin in December 2022. However, if certain conditions are met, the initiation of principal payments can be delayed to either December 2023 or December 2024. We currently expect that we will be in a position to meet the conditions necessary to extend the commencement date for the initiation of principal payments under the 2020 Term Loan from December 1, 2022 to December 1, 2023. In addition, the final payment fee was amended to 6.0%. We are subject to certain financial and non-financial covenants.

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

2020 Revolver

The maturity date of the 2020 Revolver was amended to November 1, 2025 and the stated floating interest rate was adjusted to reserve-adjusted LIBOR plus 4.50%. As of September 30, 2022, $5.0 million was available to be drawn under the 2020 Revolver which remains undrawn. Other key terms of the 2020 Revolver remained substantially unchanged compared to those of 2019 Revolver.

Lease Agreements

Our corporate headquarters are located in Menlo Park, California, where we lease approximately 11,000 square feet of office, research and development, engineering and laboratory space pursuant to a lease that commenced on August 1, 2021, and expires on August 31, 2024. We also lease approximately 2,040 square feet of office space, which is primarily used by our commercial leadership team, in Southlake, Texas, pursuant to a lease that commenced on April 30, 2019 and expires on May 15, 2024.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included elsewhere in this Quarterly Report are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our consolidated financial statements for the year ended December 31, 2021, included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2021 Form 10-K and in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

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

Recently Issued Accounting Pronouncements

As of September 30, 2022, there are no significant Accounting Standard Updates (ASU's) issued and not yet adopted, that are expected to have a material impact on the Company's financial statements and related disclosures.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that as a result of the material weaknesses in our internal control over financial reporting described below, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective. However, our management, including our principal executive officer and our principal financial officer, has concluded that, notwithstanding the identified material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report fairly presented, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Please refer to Note 6, Commitments and Contingencies, in our notes to the unaudited condensed consolidated financial statements in this Quarterly Report.

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

The net proceeds from our IPO have been used and will be used, together with our cash and cash equivalents: (i) to fund ongoing and future clinical trials; (ii) to support the marketing and sales efforts for our products; (iii) for research and development; and (iii) for working capital and other general corporate purposes.

There has been no material change in the intended use of proceeds from our IPO as described in our Registration Statement.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of Sight Sciences, Inc.	8-K	001-40587	3.1	7/19/21
3.2	Amended and Restated Bylaws of Sight Sciences, Inc.	8-K	001-40587	3.2	7/19/21
4.1	Third Amended and Restated Investors’ Rights Agreement, dated as of November 23, 2020, as amended	S-1/A	333-257320	4.1	7/8/21
4.2	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-257320	4.2	7/8/21
4.3	Form of Warrant to Purchase Stock	S-1	333-257320	4.3	6/23/21
10.1	Amendment No. 2 to Supply Agreement by and between Sight Sciences, Inc. and Peter's Technology, Inc., effective as of July 19, 2022					*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350					**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGHT SCIENCES, INC

November 10, 2022	By:	/s/ Paul Badawi
Paul Badawi
President and Chief Executive Officer