Form 10-K
period 2022-12-31
Sight Sciences, Inc.
filed 2023-03-16
CIK 1531177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

As of June 30, 2022, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common stock held by non-affiliates was approximately $290 million based on the closing price for the Registrant's common stock of $8.99 on that date. Share of common stock held by each executive, director, and their affiliated stockholders have been excluded from this calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 9, 2023 was 48,419,542.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

i

Forward-Looking Statements

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the “Company,” “Sight Sciences,” “we,” “us” and “our” refer to Sight Sciences, Inc.

This Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (this "Annual Report on Form 10-K") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•
We have incurred significant losses since inception and expect to incur significant additional losses for the foreseeable future, which may make it difficult to evaluate the success of our business to date and to assess the prospects for our future viability;
•
We are highly dependent on the success of our three current commercial products, particularly our OMNI® Surgical System (“OMNI”). Our SION™ Surgical Instrument (“SION”) underwent its initial commercial launch in the second half of 2022, and is in the early stages of customer awareness, acceptance and utilization. The successful widespread adoption of our TearCare® System (“TearCare”) depends on positive clinical data to drive customer acceptance and payer reimbursement. The safety and efficacy of our products are not yet supported by long-term clinical data, which could delay or prevent clearance by regulatory authorities or limit sales if cleared, certified or approved;
•
We may need additional funding to finance our planned operations. Our inability to raise funds on acceptable terms, if at all, when needed, may force us to delay, reduce or eliminate our product development programs and commercialization efforts;
•
Public health threats and other highly communicable diseases and outbreaks have impacted and may continue to impact, our operations and financial results and may materially and adversely affect our business and financial results in the future;
•
Changes in private and public health insurance coverage and reimbursement rates or coverage, including changes in the definition or scope of Current Procedural Terminology ("CPT") code 66174 which is the code under which OMNI procedures are currently reported, may affect the adoption or continued use of our OMNI products and our future revenue. If we are unable to obtain sufficient governmental and commercial payer reimbursement for TearCare, we may not be able to realize TearCare's full commercial potential;
•
We are subject to extensive and costly government regulation on federal, state and foreign levels and we may not receive, or may be delayed in receiving, the necessary regulatory clearances, certifications or approvals for our future products or modifications to our current products;
•
We may incur significant liability if it is determined that we are not in compliance with federal, state or foreign regulatory requirements, such as if it is determined that we are promoting off-label uses of our products;
•
Developments by competitors may render our products or technologies obsolete or noncompetitive, and the development of new products, technologies, procedures, medications or other therapies could replace or reduce the importance of our products;
•
We rely on third parties for the manufacture and supply of our OMNI, TearCare and SION products;

•
We depend on a limited number of single source suppliers for some of the components, accessories, and materials used in the manufacture and assembly of our OMNI, TearCare and SION products, and any shortfall in the supply chain may cause our business to materially suffer;
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

PART I

Item 1. Business

Overview

Our mission is to transform ophthalmology and optometry through the development and commercialization of proprietary devices that target the underlying causes of the world’s most prevalent eye diseases. We are passionate about improving patients’ lives. Our business philosophy is grounded in the following principles: comprehensively understanding disease physiology; developing products that are intended to restore natural physiological functionality to diseased eyes; developing and marketing products that achieve superior effectiveness versus current treatment paradigms while minimizing complications or side effects; providing intuitive, patient friendly solutions to ophthalmologists and optometrists (together, "eyecare professionals" or "ECPs"); and delivering compelling economic value to all stakeholders, including patients, providers and third-party payors such as Medicare and commercial insurers. Our objective is to develop and market products for use in new treatment paradigms and to create an interventional mindset in eyecare whereby our products may be used in procedures which supplant conventional outdated approaches. We believe current eyecare treatment models rely heavily on prescription medications, symptom relief, or either flawed or highly invasive, later-stage procedural interventions, and often fail to adequately address the true underlying cause of disease.

We have focused our initial product development efforts on the treatment of two of the world’s most prevalent and underserved eye diseases, glaucoma and dry eye disease ("DED"). We estimate the annual addressable U.S. market opportunities for the products in our surgical glaucoma ("Surgical Glaucoma") and dry eye ("Dry Eye") segments are approximately $6 billion and approximately $10 billion, respectively, while 2022 U.S. manufacturer revenues in the surgical glaucoma and DED markets were approximately $466 million and $2.1 billion, respectively, demonstrating that currently available solutions have not addressed a large part of the market need.

Glaucoma, a group of chronic, often asymptomatic, diseases that damage the optic nerve, is the world’s leading cause of irreversible blindness. Glaucoma does not have a cure and is a progressive disease; if left untreated or insufficiently treated, glaucoma can lead to irreversible disability and blindness. An estimated 149 million people worldwide suffer from glaucoma. Primary open-angle glaucoma ("POAG"), is the most prevalent form of glaucoma and affects over 60 million people worldwide, including approximately 4.3 million people in the United States, of whom an estimated 3.4 million have been diagnosed. One of the greatest risk factors for POAG, and the only risk factor that can be controlled, is elevated intraocular pressure ("IOP"). Elevated IOP is often caused by malfunctioning drainage pathways in the eye that provide abnormal resistance to the outflow of aqueous humor, a clear, watery fluid which bathes and nourishes the lens and maintains pressure within the eye.

We currently have two commercial products in our Surgical Glaucoma segment. OMNI is a handheld, single use, therapeutic device that allows ophthalmic surgeons to reduce IOP in adult glaucoma patients. SION is a bladeless, manually operated device used in ophthalmic surgical procedures to excise trabecular meshwork, which is the tissue located near the cornea through which aqueous humor, or fluid, flows out of the eye.

OMNI allows the ophthalmic surgeon to sequentially complete two distinct, well-established but historically invasive ab externo glaucoma procedures, canaloplasty and trabeculotomy, in an efficient, minimally invasive manner using a single, bloodless and sutureless clear corneal microincision. Microinvasive glaucoma surgery ("MIGS") procedures have a strong demonstrated safety profile, characterized by minimal trauma to the eye and quick patient recovery times. The U.S. Food and Drug Administration ("FDA") has cleared the use of OMNI for reducing IOP in all adult POAG patients both by itself on a standalone basis ("Standalone procedures"), or in combination with cataract surgery ("Combination Cataract procedures"). Several competing MIGS devices, including the current market leaders, have only been cleared or approved by the FDA for use in Combination Cataract procedures for adult patients with mild-to-moderate severity. We estimate that over 85% of the U.S. addressable market opportunity for POAG cannot be served with Combination Cataract procedures because less than 15% of POAG patients receive cataract surgery in any given year.

We believe that OMNI delivers the highest level of effectiveness of any available MIGS product, as it is the only device that provides access to 360 degrees of the diseased conventional outflow pathway through a clear corneal incision to address all three primary points of resistance in the conventional outflow pathway (trabecular meshwork, Schlemm’s canal, and the distal collector channels).

OMNI’s indication for use was cleared by the FDA in March 2021 based upon the review of clinical data from ROMEO, our U.S. multi-center clinical study of OMNI in Combination Cataract and Standalone procedures. OMNI has received 510(k) clearance from the FDA and a CE mark to be marketed in the U.S. and the European Union ("EU") respectively, for canaloplasty (microcatheterization and transluminal viscodilation of Schlemm’s canal) followed by trabeculotomy (cutting of trabecular meshwork) to reduce IOP in adult patients with POAG in the U.S. or with open-angle glaucoma ("OAG") in the EU. OMNI is cleared by the FDA to lower IOP in both Combination Cataract and Standalone cases for all adults with POAG. We are pursuing an FDA Investigational Device Exemption ("IDE"), that would authorize us to conduct a clinical study, which we refer to as PRECISION, to assess the safety and effectiveness of a new, higher volume investigational OMNI device to perform canaloplasty alone to lower IOP in adults with POAG. We are intending to conduct this canaloplasty-alone IDE trial to support a premarket notification to the FDA seeking clearance for use to perform canaloplasty-alone procedures in adults with POAG.

We introduced SION in the third quarter of 2022. SION is registered with the FDA as a Class I 510(k) exempt device. SION’s bladeless design, micro-engineered and precision manufactured using specialized lasers, excises tissue without cutting. SION grasps and removes diseased tissue as the surgeon sweeps the instrument around Schlemm’s canal with a single smooth motion. The bladeless technology of SION was developed with leading ophthalmic surgeons to improve safety and ease of use by eliminating the need to navigate sharp instrumentation within the eye’s anterior chamber and iridocorneal angle anatomy. We believe SION represents our third consecutive best-in-category device and satisfies the American Academy of Ophthalmology definition of goniotomy.

SION allows us to serve specific subsets of customers who may prioritize a faster or simpler procedure. Our target customers for SION include three types of combination cataract MIGS surgeons that are distinct from target OMNI customers: 1) high volume cataract surgeons seeking to perform the quickest MIGS procedures, 2) surgeons who are initially less experienced with MIGS such as surgical fellows at academic institutions and 3) surgeons looking for the most cost effective MIGS procedures in facilities that may emphasize procedural profitability. We believe that these use cases have very little overlap with the use cases for our OMNI device.

Our goal is to establish OMNI and SION as the standards of care for POAG patients and goniotomy patients, respectively, by continuing to grow their adoption and utilization in the existing Combination Cataract market segment, which we believe remains underpenetrated and estimate is capturing less than one-third of its current potential procedural volume. We believe training ophthalmic surgeons to use OMNI will help us pioneer the development of the Standalone market segment (over 85% of the potential U.S. POAG market). We believe the consistent therapeutic outcomes OMNI delivers are important for patients and surgeons alike, especially those considering a Standalone MIGS procedure.

We primarily sell OMNI and SION in the U.S. through our dedicated Surgical Glaucoma sales team. Our commercial strategy for OMNI centers on building confidence and conviction among the glaucoma community through continued execution of our clinical trials and publication of their results in peer-reviewed journals. The procedure enabled by OMNI, canaloplasty followed by trabeculotomy, is covered and reimbursed by all Medicare Administrative Contractors ("MACs") and numerous private insurers, covering an estimated 74% of medical benefit covered lives in the U.S. Designed for use in well-established clinical procedures, and with advantages that have been observed to promote safe, effective and highly consistent clinical outcomes, we believe that OMNI has the potential to establish a more proactive, interventional paradigm for IOP reduction in POAG. Our Surgical Glaucoma segment, which includes OMNI and SION, represented 92% of our total revenues for the year ended December 31, 2022.

We currently have one commercial product in our Dry Eye segment. TearCare is a unique open-eye heating and expression device designed to melt and remove meibomian gland obstructions. We believe TearCare has a compelling physiological profile to address obstruction from meibomian gland disease ("MGD") which is the primary cause of evaporative DED, a disease characterized by low quality tears that evaporate prematurely. Dry eye complaints are the most common reason for a patient visit to an eye doctor. There are an estimated 757 million people globally who suffer from DED. DED is the most common reason for a patient visit to an eye doctor, yet of the 38 million people with DED in the U.S., only an estimated 17 million have been diagnosed with DED. Dry eye symptoms have a significant impact on the quality of life and productivity of patients suffering from DED. If left untreated, DED can be extremely painful, leading to permanent cornea damage and vision impairment.

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

Our TearCare System is designed to enable ECPs to heat and liquefy meibomian gland blockages, followed promptly by manual, comprehensive clearing of these blockages with a separate clearance tool. We developed TearCare to serve as an elegant, compact, portable, and intuitive solution comprised of the SmartHub™ ("SmartHub"), a reusable hardware controller, and the TearCare SmartLids® ("SmartLids"), a breakthrough, wearable, single-use software-controlled eyelid technology. Applied adhesively and non-invasively to the outside of the eyelids, single-use SmartLids deliver a precise therapeutic level of heat into the meibomian glands. Engineering SmartLids to remain comfortably adhered to virtually all shapes and sizes of eyelids while allowing freedom to blink and delivering precise therapeutic heat is one of our most significant design accomplishments. This heating process follows clinically proven guidelines for temperature and duration required to melt obstructions in the glands and restore the production and secretion of healthy, clear meibum onto the tear surface. The proprietary, highly conformant, open-eye design of TearCare allows patients to blink naturally throughout the thermal portion of the procedure, which provides a comfortable patient experience. TearCare can be utilized by an ECP in a straightforward in-office procedure and can be accommodated during the course of a routine patient visit. Additionally, TearCare does not require a large capital equipment investment by ECPs, and we believe that it offers an attractive economic value proposition to providers, patients and third- party payors.

In OLYMPIA, our large multi-center, randomized control trial ("RCT"), the TearCare procedure was associated with statistically significant clinical improvements in all assessed signs and symptoms of DED. This included tear breakup time ("TBUT"), and meibomian gland secretion score ("MGSS"), objective measurements of DED that were the trial’s primary endpoints, as well as patient-reported symptoms surveys, including Ehlers Danlos syndrome ("EDS"), ocular surface disease index ("OSDI"), and symptom assessment in dry eye ("SANDE"), at all time periods measured (both two weeks and four weeks post-treatment).

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

Our ability to continuously and rapidly innovate our products is a core competency of our company. Our product innovation has resulted in a comprehensive portfolio of 37 issued U.S. patents, 48 issued patents outside of the U.S. (including five issued European patents and their national validations), 19 pending U.S. non-provisional patent applications, 19 pending foreign patent applications and two pending Patent Cooperation Treaty patent applications as of December 31, 2022.

The overall success of our innovative approach to eyecare to date is evidenced by the over 150,000 estimated uses of OMNI and its direct predicates in over 1,600 hospitals and ambulatory service centers ("ASCs") in the U.S. and EU, and over 25,000 estimated uses of TearCare in over 1,000 eyecare facilities in the U.S. through December 31, 2022.

Our Solutions

We have designed OMNI, SION, and TearCare to be interventional ophthalmology devices. We believe that both glaucoma and DED are significantly underserved by current treatment offerings and that there are large market opportunities for effective solutions that restore the natural functionality of diseased eyes.

Our Product Development Approach

The past, current, and ongoing development of OMNI, SION, and TearCare follows our internal product development approach, which is governed by four fundamental requirements that we believe are critical to delivering the most effective, safe and consistent clinical outcomes for patients with eye disease.

•
Comprehensive Understanding of Disease Physiology
•
Treatment of Underlying Causes
•
Intuitive Design
•
Patient Access

We aim and expect to be a clinical leader in every eyecare segment we enter and seek to achieve all four criteria in all of our product development projects. From device ideation to commercialization, we take into consideration the perspectives of patients, providers and third-party payors throughout our product development process. When possible, we seek to streamline our product commercialization process by judiciously designing our products to achieve the most efficient routes for FDA clearance or authorization for each applicable indication and reimbursement coverage by third-party payors.

OMNI Surgical System

OMNI is a handheld, single use, therapeutic device for MIGS. OMNI is designed to restore the eye’s natural drainage system without compromising the structural integrity of the eye or leaving implants behind post-surgery.

We believe that OMNI is the first and only multi-procedure MIGS device dually indicated for canaloplasty followed by trabeculotomy. Canaloplasty primarily addresses distal resistance (i.e., collapsed Schlemm’s canal, blocked collector channel ostia) and has some presumed effects on the inner wall of Schlemm’s canal and the trabecular meshwork due to dilation and stretching. In a trabeculotomy procedure, a surgeon unroofs Schlemm’s canal by cutting the trabecular meshwork to provide aqueous humor with direct access to the drainage points in the conventional outflow pathway. Trabeculotomy addresses proximal resistance, which is the outflow resistance in the trabecular meshwork and inner wall of Schlemm’s canal. We believe that the sequential combination of canaloplasty followed by trabeculotomy is uniquely capable of treating all three primary points of resistance in the conventional outflow pathway of the eye. We believe treating all three primary points of resistance is critical to achieving the consistency and level of effectiveness in reducing IOP and medication requirements necessary to expand the use case for MIGS procedures to the Standalone market and to all disease severities among adult POAG patients.

We have applied our medical expertise, as well as specialized design and engineering capabilities, to create a complex device that is simple in appearance and intuitive to use. Each OMNI device consists of 29 separate precision-engineered parts that have been optimized for performance, effectiveness and usability. After inserting the cannula tip into the corneal microincision and accessing Schlemm’s canal, the surgeon can advance and retract the catheter with a fingertip dial up to 180 degrees. Upon retraction of the catheter, OMNI delivers viscoelastic fluid to complete the viscodilation of the relevant portion of Schlemm’s canal. The surgeon can complete a full 360 degree canaloplasty by reinserting the catheter and advancing it in the opposite direction. To perform the trabeculotomy following the canaloplasty, the same microcatheter can be reinserted into Schlemm’s canal and used to deroof the trabecular meshwork in a titratable manner (90, 180, 270 or 360 degrees). OMNI’s versatility and titratable functionality, which we believe is unmatched by other MIGS products currently on the market, enables surgeons to perform sequential comprehensive outflow treatments that they can customize based on an individual patient’s disease severity and eye anatomy in both Combination Cataract and Standalone settings.

SION Surgical Instrument

We introduced SION in the third quarter of 2022. SION’s bladeless design, micro-engineered and precision manufactured using specialized lasers, excises tissue without cutting. SION grasps and removes diseased tissue as the surgeon sweeps the instrument around Schlemm’s canal with a single smooth motion. The bladeless technology of SION was developed with leading ophthalmic surgeons to improve safety and ease of use by eliminating the need to navigate sharp instrumentation within the eye’s anterior chamber and iridocorneal angle anatomy. We believe SION represents our third consecutive best-in-category device and satisfies the American Academy of Ophthalmology definition of goniotomy.

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

Our Success Factors

Our mission is to transform eyecare by developing products that address the underlying causes of the world’s most prevalent eye diseases. We design our products to enable ECPs to perform safe and effective interventional procedures that can transform treatment paradigms. We believe the following success factors will drive the growth of our company:

•
Large market opportunities in eyecare with flawed treatment paradigms
•
Continual development of innovative technologies
•
Consistent delivery of exceptional customer experience
•
Prioritization of clinical excellence and market education
•
Focus on compelling economics and value creation for all eyecare stakeholders
•
Scale culture built on community, passion, courage, integrity and perseverance

Our Growth Strategy

The fundamental objectives of our growth strategy are to establish robust clinical data to support the development of our target markets and the continued commercialization of our products and to deliver an exceptional customer experience to the ECPs and patients who utilize our products. Our current growth strategies include:

•
Establish OMNI and SION as the standards of care for interventional glaucoma treatment among MIGS-trained surgeons
•
Pioneer the Standalone MIGS segment with OMNI
•
Develop the MGD treatment market through a patient access-led strategy
•
Drive adoption and utilization of our products by leveraging additional clinical trials and market education
•
Deepen and broaden our commercial capabilities and expertise
•
Expand into international markets
•
Continuously innovate premium product offerings throughout eyecare
•
Obtain and maintain appropriate reimbursement coverage by governmental and commercial payors

Clinical Data

We believe that treatment decisions should be evidence-based and hold ourselves to the highest clinical and ethical standards to build and maintain credibility in the medical community. We are deeply committed to conducting studies to evaluate the safety, effectiveness and durability of treatments using our products, and subjecting the results to the rigorous peer review process for publication in leading journals. Our robust and growing libraries of evidence to support OMNI, SION and TearCare are helping to drive their awareness and adoption, and ultimately advancing patient care in ophthalmology and optometry.

We are currently conducting active and robust clinical trial programs in both POAG and MGD. Our clinical trial designs include both RCTs, prospective, and retrospective real-world studies, based on our belief that each of these approaches has unique strengths. We also plan to continue supporting our investigator-initiated trial program.

OMNI Surgical System

OMNI Clinical Program Overview

Building on a solid foundation of completed and ongoing clinical trials, we are investing significant resources to further develop clinical data regarding the use of OMNI. Since 2018, there have been 21 articles published in peer-reviewed journals for OMNI and its Sight Sciences predicate devices and procedures. Our completed trials include ROMEO, GEMINI, and TREY. ROMEO was used to support OMNI’s indication for use expansion in the U.S. in March 2021 and resulted in two published articles in peer-reviewed journals. GEMINI was a prospective, multi-center, historical control, single-arm, U.S. study. TREY was a multi-center study evaluating the effectiveness of Standalone intervention using OMNI in eyes with uncontrolled IOP previously treated with trabecular bypass canal implants.

Table 1: Sight Sciences OMNI Ongoing and Planned Clinical Studies

Name	Description
PRECISION	IDE study evaluating the safety and effectiveness of canaloplasty alone using new higher volume OMNI. IDE could be used to support a canaloplasty alone indication for use for OMNI
ROMEO II	Multi-center study to evaluate longer term outcomes (18-24 months) from Elevated IOP cohort (>18 mmHg) in ROMEO study
GEMINI 2.0

NCT05044793: An Observational Multicenter Clinical Study To Assess The Long-Term Safety And Effectiveness Of The OMNI® Surgical System In Combination With Cataract Surgery In Eyes With Open Angle Glaucoma. Evaluate 36-month durability of effectiveness and safety for OMNI

ORION 2.0

NCT04872348: An Observational Multicenter Clinical Study To Assess The Safety And Effectiveness Of The OMNI® Surgical System In Pseudophakic Eyes With Primary Open Angle Glaucoma. Evaluate 24-month durability of effectiveness and safety for OMNI

AAO/IRIS® Registry	Evaluate retrospective, real-world data for OMNI and competing products from IRIS® Registry in the U.S.

TearCare System

TearCare Clinical Program Overview

We designed TearCare to comprehensively address MGD, which we believe to be the primary underlying cause of evaporative DED. We have developed robust clinical data evaluating TearCare. We have completed one RCT for TearCare ("OLYMPIA") and we completed enrolling patients in our SAHARA RCT ("SAHARA") in the third quarter of 2022. Data from OLYMPIA supported the FDA clearance of TearCare’s expanded indication for use in December 2021. We plan to leverage the results of our OLYMPIA and SAHARA studies to support FDA clearances to further expand indications for use of TearCare and to support our patient access strategy.

Table 2: Sight Sciences TearCare Ongoing Clinical Study

Name	Description
SAHARA

NCT04795752: Prospective, Randomized, Masked, Controlled Trial To Evaluate The Safety And Effectiveness Of The TearCare® System In The Treatment Of The Signs And Symptoms Of Dry Eye Disease. Control group will self-administer Restasis® for six months then receive one TearCare treatment

Commercial Approach

We have built a world-class direct sales commercial organization that features professionals and executives with substantial leadership experience from leading ophthalmic product companies. In particular, we have recruited professionals with track records that include launching new technologies, growing primary demand, changing treatment paradigms and securing market access from payors. We believe this expertise is crucial to achieve our market development objectives for interventional Standalone MIGS and MGD treatment. Sales representatives typically have relevant experience across all facets of medical device and/or pharmaceutical sales focused on eyecare to ensure the development of a trusted consultative relationship with our ECPs. As we have continued to develop additional clinical data and brand recognition, we believe our team has differentiated our product offerings and gained commercial traction through exceptional, highly involved training, support and ongoing professional education. As of December 31, 2022, our overall commercial team consisted of over 150 professionals dedicated to sales, marketing, commercial support, training and professional relations.

We created distinct sales, marketing, and training teams for each of our business units because their products are predominantly sold to different types of customers and require specialized product specific sales expertise and ECP training to integrate our products into their practices. We sell OMNI and SION to facilities where ophthalmic surgeons perform outpatient procedures, mainly ASCs and hospital outpatient departments ("HOPDs"). We sell TearCare to optometry and ophthalmology practices.

Our marketing efforts are centered around increasing awareness of our products and presenting clinical study results through leading medical publications and at large industry and scientific meetings, both directly and through our advisors.

We have also partnered with qualified ECPs to speak to peers on our behalf through educational forums either in-person or via virtual meetings. Clinical data that demonstrate the benefits of OMNI and TearCare for their authorized uses will continue to underpin our commercial efforts and we will continue to devote significant resources to conduct new clinical studies and publish articles in peer-reviewed journals.

Reimbursement

There are three primary aspects of reimbursement in the United States: coding, coverage and payment. Each aspect is an important determinant of our customers’ ability to obtain appropriate reimbursement.

•
Coding refers to the availability of billing codes for use by healthcare providers to report the provision of medical procedures, and the use of supplies and resources for specific patients, to insurance providers and organizations that make payments for healthcare, commonly referred to as third-party payors. The Healthcare Common Procedure Coding System ("HCPCS"), is a national, standardized code set used by providers to capture and report healthcare services and products. This code set consists of two subsystems: Level I CPT codes, representing procedures performed, and Level II, commonly referred to as HCPCS codes, representing healthcare products (e.g. devices, drugs, durable medical equipment), supplies and services not captured in the CPT code set. CPT codes are published by the American Medical Association ("AMA"), and are used to report medical services and procedures performed in the outpatient setting of care by or under the direction of physicians. HCPCS codes are established and maintained by the Centers for Medicare and Medicaid Services ("CMS") and identify items used in the course of care delivery. Health plans pay outpatient facilities and physicians for services based on submission of a claim using one or more CPT and/or HCPCS codes. CPT codes fall into one of three categories.
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
•
Category III CPT codes are a temporary set of tracking codes for new and emerging technologies, and generally are not initially covered and reimbursed by payors, though coverage and reimbursement may subsequently follow. These codes are designed to facilitate data collection for the assessment of new procedures. Additionally, Category III codes provide a mechanism for payors to value a new procedure. Temporary codes are not automatically assigned Relative Value Units ("RVUs") or weights and, therefore, do not typically have a widely accepted payment rate methodology. To achieve Category III status, a new procedure is required to have either an approved protocol for a study of procedures being performed, support from the specialties that would use the procedure, availability of US peer-reviewed literature, or current clinical trials that outline the effectiveness of the procedure. Once granted, Category III CPT codes expire five years after the initial application was approved, although they can be extended beyond the five-year limit.
•
Level II HCPCS codes are alpha-numeric codes governed by CMS that identify medical products and items or services that are not appropriately designated by another code set (e.g., CPT). Criteria must be met in order to qualify for an HCPCS code, including such requirements as regulatory approval (if necessary), national programmatic need, and a distinct difference from existing HCPCS codes.
•
Coverage refers to decisions made by third-party payors as to whether there is sufficient published clinical evidence to support medical necessity, or to consider a healthcare item or service “reasonable and necessary” (as per Medicare guidelines). Coverage can be established by explicit medical policies that outline specific parameters covering procedures and/or technologies, and under what conditions coverage is permitted, including specific diagnoses, clinical indications and therapeutic prerequisites. Coverage can also be implicit, as when payors are “silent” on a procedure or technology (i.e., no formal policy is developed). In the absence of formal policy, coverage may be granted one of two ways: (1) with no required review, as with long-standing established healthcare items or services, or (2) on a case-by-case basis via review of each patient’s circumstance, as may be the case with newer procedures/technologies. Each payor can make its own decision as to which procedures or technologies warrant formal policy coverage.
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

Our commercial activities are substantially within the United States. We sell our Surgical Glaucoma products primarily to ASCs and HOPDs, who in turn bill various third-party payors, such as Medicare and private health insurance plans for the healthcare services and resources rendered to treat a patient. TearCare is not currently covered or paid by Medicare or private payors under any formal policy, although some payors may agree to provide case-based coverage outside of a formal policy. Our market access team facilitates patient access to the OMNI, SION and TearCare systems by engaging payors on coverage, coding and payment matters, and by providing support to patients and our customers as they seek reimbursement from payors that do not have positive coverage or those that do not have formal policies in place regarding our products.

Reimbursement for Uses of the OMNI Surgical System and SION Surgical Instrument

Surgeons are able to use OMNI to sequentially perform two well-established glaucoma procedures, canaloplasty followed by trabeculotomy.

Canaloplasty and goniotomy are covered by the Medicare Administrative Contractors ("MACs"), outside of a formal coverage policy. Widespread coverage is important for commercial adoption. Based on POAG prevalence, we estimate that currently over 60% of patients who receive glaucoma treatment using OMNI are covered by Medicare, and that this percentage may decline modestly over time as usage of OMNI expands to include patients with a broader range of OAG progression. Private payor coverage policies vary for canaloplasty and for goniotomy. In the United States, some commercial payors, including numerous Blue Cross Blue Shield plans, have published medical policies that consider canaloplasty medically necessary for the treatment of glaucoma, though specific criteria for coverage may vary depending on the payor. Additionally, as with many healthcare items and services, some health plans cover the procedures performed using OMNI and SION outside of a formal coverage policy. Where coverage is less consistent or is limited, as is the case with certain commercial payors, our market access team works with payors directly and with customers to facilitate patient access to our Surgical Glaucoma products by working towards securing appropriate coverage and reimbursement. We have established and continue to build a substantial library of clinical trial and health economics outcomes research ("HEOR") data and published articles to directly address the needs of payors. We believe that the results from our completed, in-progress and planned clinical trials and subsequent accompanying peer-reviewed articles will help to expand and solidify coverage of canaloplasty and goniotomy and the use of OMNI and SION. We estimate that, as of December 31, 2022, approximately 74% of people with medical benefit coverage have reimbursed access to the canaloplasty procedures and/or OMNI specifically under such coverage. In particular, we continue to proactively engage with the remaining key national and regional payors currently not covering canaloplasty and/or OMNI to seek reversals of their current non-coverage policies.

Virtually all sales of OMNI and SION in the U.S. are to ASCs and HOPDs. Surgeons may use OMNI to perform canaloplasty and trabeculotomy sequentially, with CPT code 66174 used to report the procedure. Surgeons may use SION to perform goniotomy, using CPT code 65820, to report the procedure. Per Medicare and many private payor payment policies, when certain procedures are performed in the ASC setting, such as cataract surgery, canaloplasty and goniotomy, multiple procedure payment reduction rules apply. Therefore, when a canaloplasty or goniotomy is performed with cataract surgery on the same patient on the same day, payment of the lower-cost procedure (most commonly the cataract procedure) is reduced by 50%. Multiple procedure payment reduction rules also typically apply to professional services. Physicians are likely to be paid at a reduced rate for lower valued procedures when performed concomitantly. In the HOPD setting, Medicare procedures performed using OMNI and SION as well as cataract procedures, are paid under comprehensive ambulatory payment classifications ("C-APCs"). In these circumstances, the highest valued code is paid at 100%, with payment for additional procedures performed during the same operative session bundled into the single highest payment rate. Many commercial payers use a similar payment methodology, but payment rules can vary across health plans, particularly across plan types (e.g., HMO, PPO, POS).

In the ASC setting, the 2023 Medicare national unadjusted average facility payment rate for CPT code 66174 and CPT code 65820 are $1,968.66. In the HOPD setting, the 2023 Medicare national unadjusted average facility payment rates for CPT code 66174 and CPT code 65820 are $3,995.58. These payments are classified as comprehensive C-APCs, therefore in the HOPD setting, the highest valued code will be paid and other C-APC classified procedures will be bundled into the highest paid procedure. Regardless of facility setting, the Medicare national unadjusted physician payment rates for CPT code 66174 and CPT code 65820 are $622.17 and $827.19, respectively. Based on customer feedback, we believe the rates for facility and physician reimbursement in both settings reflect attractive and reasonable payments to cover all of our customers’ costs and economic needs related to glaucoma treatments using OMNI and SION.

While commercialization of OMNI has primarily been focused on the U.S., we have also begun international commercialization efforts. Outside the U.S., we have focused our efforts in the United Kingdom and Germany, where we have hired local commercial and market access teams to promote OMNI to health care professionals. Although Germany employs a single-payor health system and national MIGS procedure codes which include canaloplasty and trabeculotomy, coverage decisions are made on a decentralized basis by the Physician’s Associations (Kassenärztliche Vereinigung) ("KVs") in each of Germany's 17 regions. To date, canaloplasty and trabeculotomy procedures are covered in all 17 regions and we are working towards educating ECPs across all these regions regarding the appropriate procurement and submission of claims for reimbursement from the KVs to facilitate access to OMNI for patients and ECPs. In the United Kingdom, we are in the process of working to expand reimbursed access to OMNI procedures, and we believe that the National Health System’s tariffs, or payments, for MIGS procedures (including OMNI) will continue to be favorable. As we expand into other countries, we will establish payor coverage and reimbursement strategies that are appropriate for each local market.

Reimbursement for Uses of the TearCare System

TearCare is not currently covered by Medicare or private payors via formal medical policy, although some payors may agree to provide coverage and payment outside of formal policy. In December 2021, the FDA cleared TearCare for the application of localized heat therapy in adult patients with evaporative dry eye disease due to meibomian gland dysfunction, when used in conjunction with manual expression of the meibomian glands. We believe that the current standard of care (representing over 95% of the existing market), which primarily consists of warm compresses, over-the-counter artificial tears, or lubricating eyedrops, and prescription eyedrops, does not treat the root cause of MGD. We believe TearCare has the potential to offer a better standard of care for evaporative dry eye patients and reduce overall costs for payors.

Despite the presence of a large and growing patient-pay market for TearCare as shown in our controlled launch, we believe that improving access to TearCare through positive coverage decisions by Medicare and private payors will help grow the market for the TearCare procedures. We are pursuing a vigorous market access development plan to obtain more favorable policies from Medicare and private payors for procedures using TearCare in the U.S.

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

We continue to generate clinical data to support positive coverage decisions from Medicare and private payors. In September 2021, an article discussing results from our OLYMPIA RCT was published in Cornea. This randomized controlled trial compared treatment using TearCare to the leading alternative MGD treatment device on the market. In the study, we observed that a single use of TearCare was associated with improvement in each of the signs and symptoms of DED within two weeks of treatment in subjects with MGD. A subset analysis of patients in the OLYMPIA trial with advanced dry eye disease demonstrating superior symptoms improvements with TearCare compared to an alternative MGD treatment device was published in Clinical Ophthalmology (August 2022). Additionally, results from the CHEETAH study suggesting that a single TearCare procedure is safe and effective in treatment signs and symptoms of DED were published in Clinical Ophthalmology (December 2020).

Our comprehensive long-term strategy to improve patient access to TearCare includes the following key initiatives:

•
Demonstrate the effectiveness, safety and durability of TearCare with rigorous clinical data
•
Augment library of published articles on TearCare
•
Support coverage applications
•
Convert to permanent Category I CPT code

Competition

We believe our focus on developing and marketing intuitively designed products that are intended to restore the eye’s natural physiological function by addressing underlying causes of eye disease will be an important factor in our future success. The medical device and pharmaceutical industries are intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with medical device and pharmaceutical companies that develop and commercialize products for eye conditions. Notable competitors with approved MIGS products include Glaukos, Alcon/Ivantis and AbbVie/Allergan and New World Medical. Notable competitors with approved DED products include AbbVie/Allergan, Novartis, Johnson & Johnson, and Alcon. Some of our competitors are larger, well-capitalized companies with greater current market share and resources. We also compete with several smaller medical device companies that have single products or a limited range of products. Some of our competitors have:

•
Significantly greater name recognition;
•
Broader or deeper relations with healthcare professionals, customers, industry associations and third-party payors;
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
•
Attract and retain skilled research and development and sales personnel; and
•
Successfully market and sell products.

Manufacturing

On January 14, 2021, we entered into a Supply Agreement with Peter’s Technology (Suzhou) CO LTD. ("PTCS"), a Chinese subsidiary of Peter’s Co., Ltd., a Taiwan-based contract manufacturer ("the Peter's Supply Agreement"). In February 2021, PTCS began to produce commercially saleable OMNI units for us at its Suzhou City, China production facility. In May 2021, we entered into a separate supply agreement with a U.S.-based manufacturer with multiple manufacturing sites for the production in the United States of our OMNI Surgical System. Our supply agreements with these manufacturers contain customary terms and conditions. Pursuant to the Peter’s Supply Agreement, PTCS purchases components from our approved suppliers for assembly, and we make purchases from PTCS on a purchase order basis. The initial three-year term of the Peter’s Supply Agreement expires January 14, 2024, and the agreement provides for automatic renewals of additional one-year periods if neither party provides notification that they intend to terminate the agreement within 90 days of the term ending. We also have the right to terminate the agreement without cause during its term by providing 180 days’ advance written notice, or with 30 days’ written notice with any material agreement default by the manufacturer. We subsequently amended the Peter’s Supply Agreement in January and November 2022 to, among other things, contract with PTCS to manufacture our SmartLids and SION surgical instruments.

For the production of our TearCare System components, we currently have supply arrangements with several medical device manufacturers. In addition to our agreement with PTCS for the production of SmartLids, we partner with various other suppliers for the production of the SmartHub and Clearance Assistant components of our TearCare System.

We directly engage with several third-party suppliers for key components used in our products. We believe that our approved third-party suppliers will be adequate to meet our current and anticipated manufacturing needs. We do not currently plan to manufacture our products or any related components ourselves.

Manufacturing facilities that produce medical devices or their component parts intended for distribution world-wide are subject to regulation and periodic unannounced inspection or audits by the FDA and other domestic and international regulatory agencies or notified bodies. In the United States, any products we sell are required to be manufactured in compliance with the FDA’s Quality System Regulation ("QSR"), which covers the methods used in, and the facilities used for, the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products.

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

Patent Term

Generally, issued patents are granted a term of 20 years from the earliest claimed non-provisional filing date. In certain instances, U.S. patent terms can be adjusted to recapture a portion of delay by the U.S. Patent & Trademark Office ("USPTO"), in examining the patent application ("patent term adjustment") or extended to account for term effectively lost as a result of the FDA regulatory review period ("patent term extension"), or both. In some cases, the term of a U.S. patent may be shortened by terminal disclaimer, such that its term is reduced to end with that of an earlier-expiring patent.

Trade Secrets

In addition to patents, we rely on trade secrets and know-how to develop and maintain our competitive position. We typically rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. It is our policy to protect trade secrets and/or know-how by establishing confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and collaborators. These agreements provide that all confidential information developed or made known during the course of an individual or entity’s relationship with us must be kept confidential during and after the relationship. These agreements also provide that all inventions resulting from work performed for us or relating to our business and conceived or completed during the period of employment or assignment, as applicable, shall be our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary information by third parties.

Patents

As of December 31, 2022, we owned 37 issued U.S. patents, 48 issued patents outside the U.S. (which includes five issued European patents and their national validations), 19 pending U.S. non-provisional patent applications, 19 pending foreign patent applications and two pending Patent Cooperation Treaty patent applications. Our issued patents include claims directed to devices and methods for canaloplasty and/or trabeculotomy, ocular implants and related methods, the TearCare apparatus and methods of using the TearCare apparatus, components of the TearCare apparatus (including the SmartHub and SmartLids) and methods of their use, the TearCare apparatus in combination with an eyelid compression instrument and methods of their use, and methods of using the TearCare apparatus with patients wearing contact lenses.

Subject to payment of required maintenance fees, annuities, and other charges, our issued U.S. patents have expiration dates between 2027 and 2041, with seven of our issued U.S. patents having expiration dates before 2030, 27 having expiration dates between 2031 and 2035, one having an expiration date in 2037, and the remaining two expiring in 2041, in each case exclusive of possible patent term extensions. Of our 19 pending U.S. non-provisional patent applications, one was filed in 2018, two were filed in 2019, three were filed in 2020, five were filed in 2021, and eight were filed in 2022. Our pending U.S. non-provisional patent applications, if issued, have expected expiration dates between 2026 and 2042, exclusive of any possible patent term adjustments or patent term extensions.

The foreign jurisdictions where we own issued patents include: Australia, Brazil, China, France, Germany, Hong Kong, Italy, Japan, Spain, Switzerland, and the United Kingdom. Subject to payment of required annuities and other charges, these foreign patents have expiration dates between 2027 and 2035. We have pending patent applications in Australia, Brazil, Canada, China, Europe, and Japan which, if issued, have expected expiration dates between 2032 and 2040.

As of December 31, 2022, we owned eight U.S. trademark registrations, one EU trademark registration, one German trademark registration, one Swiss trademark registration, one UK trademark registration, four pending U.S. trademark applications, two pending Brazilian trademark applications, and one pending application for an International Registration designating Australia, EU, Japan, Korea, Mexico, and Singapore.

Government Regulation

Our products and our operations are subject to extensive regulation by the FDA and other federal, state, and local authorities in the United States, as well as comparable authorities in foreign jurisdictions. Our products are subject to regulation as medical devices in the United States under the Federal Food, Drug, and Cosmetic Act ("FDCA") and its implementing regulations.

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

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each new or significantly modified medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification, or approval of a premarket approval ("PMA"), application.

Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III— depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness.

Class I devices are those for which safety and effectiveness can be assured by adherence to the FDA’s general controls for medical devices, which include compliance with the applicable portions of FDA’s current good manufacturing practices for devices, as reflected in the QSR, establishment registration and device listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Most Class I devices are exempt from the premarket notification requirements. Some Class I devices, called Class I reserved devices, require premarket clearance by the FDA through the 510(k) premarket notification process described below.

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

Class III devices include devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, requiring approval of a PMA. Due to the level of risk associated with Class III devices, the FDA’s general controls and special controls alone are insufficient to assure their safety and effectiveness. Devices placed in Class III require the submission of a PMA application demonstrating the safety and effectiveness of the device, which must be approved by the FDA prior to marketing. The PMA approval process is generally more costly and time consuming than the 510(k) process. A PMA application typically includes, but is not limited to, extensive technical information regarding device design and development, pre-clinical and clinical trial data, manufacturing information, labeling and financial disclosure information for the clinical investigators in device studies.

Our currently marketed OMNI and TearCare products are regulated as Class II devices subject to 510(k) clearance. Our SION surgical instrument is registered with the FDA as a Class I 510(k) exempt device.

Clinical Trials

Clinical trials are almost always required to support a PMA and are sometimes required to support a 510(k) submission. In the United States, absent certain limited exceptions, human clinical trials intended to support medical device clearance or approval or to determine safety and effectiveness of a device for an investigational use must be conducted in accordance with the FDA’s investigational device exemption, or IDE, regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must be approved in advance by the FDA for a specified number of subjects.

If the device under evaluation does not present a significant risk to human health, then the device sponsor is not required to submit an IDE application to the FDA before initiating human clinical trials, but must still comply with abbreviated IDE requirements when conducting such trials.

Regardless of the degree of risk presented by the medical device, clinical studies must be approved by, and conducted under the oversight of an institutional review board ("IRB") for each clinical site. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements. Clinical trials are subject to extensive monitoring, recordkeeping and reporting requirements. Clinical trials must be conducted under the oversight of an IRB, and the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to good clinical practices. To conduct a clinical trial, we also are required to obtain the subjects’ informed consent in form and substance that complies with both FDA requirements and state and federal privacy and human subject protection regulations. We, the FDA, or the IRB, could suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and effectiveness of the device or may otherwise not be sufficient to obtain FDA clearance or approval to market the product in the United States. Similarly, in Europe, the clinical study must be approved by a local ethics committee and in some cases, including studies with high-risk devices, by the ministry of health in the applicable country.

During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA’s regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements, and satisfy state and federal privacy and human subject protection regulations. Additionally, after a trial begins, we, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the potential benefits of the study are outweighed by cost, safety, or other factors.

510(k) Clearance Process

Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification submission demonstrating that the proposed device is “substantially equivalent,” as defined in the FDCA, to a legally marketed predicate device.

A predicate device is a legally marketed device that is not subject to premarket approval and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. A device is considered to be substantially equivalent if, with respect to the predicate device, it has the same intended use and has either (i) the same technological characteristics; or (ii) different technological characteristics, but the information provided in the 510(k) submission demonstrates that the device does not raise different questions of safety or effectiveness than the predicate device.

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

•
Establishment of registration and device listing with the FDA;
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
•
The Medical Device Reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;
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
•
FDA refusal to issue certification to foreign governments needed to export our products for sale in other countries; or
•
Criminal prosecution.

International Regulation of Our Products

Our research, development, and clinical programs, as well as our manufacturing and marketing operations, are subject to extensive regulation in other countries. For example, the EU has adopted specific directives regulating the design, manufacture, clinical investigations, conformity assessment, labeling and adverse event reporting for medical devices. EU directives must be implemented into the national laws of the EU member states and national laws may vary from one member state to another.

Until May 25, 2021, medical devices were regulated by Council Directive 93/42/EEC ("Medical Devices Directive") which has been repealed and replaced by Regulation (EU) No 2017/745 ("EU MDR"). Our current certificates have been granted under the Medical Devices Directive. However, as of May 26, 2021, some of the EU MDR requirements apply in place of the corresponding requirements of the Medical Devices Directive, with regard to registration of economic operators and of devices, post-market surveillance and vigilance requirements. Pursuing marketing of medical devices in the EU will notably require that our device be certified under the new regime set forth in the EU MDR when our current certificates expire. The current expiration date for our OMNI system certificate is May 26, 2024; however, on January 6, 2023, the European Commission issued a proposal that was subsequently approved by the European Parliament and

Council. This will extend the period during which devices similar to our OMNI device can continue to be placed in the EU market from May 26, 2024 to May 2028. The measure becomes effective upon publication in the EU Commission Journal.

Medical Devices Regulation

On April 5, 2017, the EU MDR was adopted. The EU MDR establishes a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation. Unlike the Medical Devices Directive, the EU MDR is directly applicable in EU member states without the need for member states to implement into national law. This aims at increasing harmonization across the EU.

The EU MDR became effective on May 26, 2021. The new regulation among other things:

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
•
sets up a central database ("Eudamed") to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•
strengthens the rules for the assessment of certain high-risk devices, such as implants, which may have to undergo a clinical evaluation consultation procedure by experts before they are placed on the market.

The aforementioned EU rules are generally applicable in the European Economic Area ("EEA"), which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland. Other countries, such as Switzerland, have entered into Mutual Recognition Agreements and allow the marketing of medical devices that meet EU requirements. As of January 1, 2021, the United Kingdom has entered a transition period following Brexit. During that period, the UK Medical Devices Regulations ("UK MDR") 2002 remains applicable in England, Scotland and Wales (Great Britain). During 2021, a UK Responsible Person was appointed and we registered the OMNI System with the Medicines and Healthcare products regulatory agency. Valid CE marks will continue to be accepted in Great Britain, and the requirement to obtain a UK Conformity Assessed ("UKCA") mark has been delayed until July 2024.

The current expiration date for our OMNI system certificate is on May 26, 2024. However, on January 6, 2023, the European Commission issued a proposal that was subsequently approved by the European Parliament and Council. This proposal, which becomes effective upon its publication in the EU Commission Journal, will extend the period during which devices similar to our OMNI device can continue to be placed on the EU market from May 26, 2024 to December 31, 2028.

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

The federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program ("CHIP"), with specific exceptions, to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, such obligations will include payments and other transfers of value provided in the previous year to additional healthcare professionals, including physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives.

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

The implementation of the Affordable Care Act ("ACA") in the United States, for example, has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. The ACA, among other things, provided incentives to programs that increase the federal government’s comparative effectiveness research, and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Additionally, the ACA expanded eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. Since its enactment, there have been judicial, executive and political challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. It is unclear how healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact the law or our business.

In addition, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015 repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments that began in 2019 that are based on various performance measures and physicians’ participation in alternative payment models, such as accountable care organizations.

We expect additional state, federal, and foreign healthcare reform measures to be adopted in the future, any of which could limit the amounts that federal, state, and foreign governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

Data Privacy and Security Laws

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health- related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including HIPAA, and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act ("CCPA"), the California Privacy Rights Act ("CPRA") and the General Data Protection Regulation ("GDPR"), govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

In Europe, the GDPR went into effect on May 25, 2018 and introduces strict requirements for processing the personal data of European Union data subjects. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain.

Further, from January 1, 2021, companies have to comply with the GDPR and also the United Kingdom General Data Protection Regulation ("UK GDPR"), which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is also unclear how United Kingdom data protection laws and regulations will develop, and how data transfers to and from the United Kingdom will be regulated.

Human Capital

As of December 31, 2022, we had 250 full-time employees. Our highly qualified and experienced team includes scientists, physicians and professionals across sales, marketing, regulatory, finance and other important functions that are critical to our success. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. None of our employees are represented by a labor union or are a party to a collective bargaining agreement and we believe that we have good relations with our employees.

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

Additional Information

Sight Sciences, Inc. was incorporated as a Delaware corporation on February 10, 2010. We maintain a website at www.sightsciences.com. At our Investor Relations website, investors.sightsciences.com, we make available free of charge information for investors, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the Securities and Exchange Commission (the "SEC"). The information found on our website is not part of this or any other report we file with, or furnish to, the SEC, and references to our website address are inactive textual references only.

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

We have incurred annual net losses since our formation in 2010. For the years ended December 31, 2022 and 2021, we had net losses of $86.2 million and $63.0 million, respectively. As of December 31, 2022, we had an accumulated a deficit of $239.2 million. To date, we have financed our operations primarily through equity and debt financings and from sales of our products, OMNI, a device that enables canaloplasty followed by trabeculotomy for the reduction of intraocular pressure in adult patients with POAG, and TearCare, which is indicated for the application of localized heat therapy in adult patients with DED due to MGD, when used in conjunction with manual expression of the meibomian glands. Starting in the second half of 2022, we commenced sales of SION, a manually operated device indicated for use in ophthalmic surgical procedures to excise trabecular meshwork. The losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our products, costs related to our sales and marketing efforts, general research and development expenses, including costs related to clinical trials and regulatory initiatives to obtain marketing clearance, and infrastructure improvements. In addition, as a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company.

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

We are highly dependent on revenue from the sales of our products, and our inability to successfully execute our growth strategy could negatively affect our results of operations and financial condition.

We began selling VISCO360 and TRAB360, commercial predicate devices to OMNI, in 2015, TearCare in 2019 and SION in the second half of 2022, and therefore do not have a long history operating as a commercial company. Currently, we are highly dependent on the success of OMNI and SION, which comprise our Surgical Glaucoma products, and TearCare, and we expect substantially all of our product revenues in at least the next 12 months to be derived from these products. We are particularly dependent on the success of OMNI, which accounted for 89% of our total revenues for the year ended December 31, 2022. Because we devote substantially all of our resources to these products and rely on them as our sole source of revenue, any factors that negatively impact our products, and particularly OMNI, or result in a decrease in sales, could have a material adverse effect on our business, financial condition and results of operations.

Over the next several years, we expect to continue to devote substantial resources to expand our commercialization efforts, drive increased adoption of our products and continue to develop new and improved products. Our limited commercialization experience and number of products make it difficult to evaluate our current business and predict our future prospects. For example, we believe that OMNI can be used as a Standalone procedure to help effectively reduce IOP in adult POAG patients, but we have limited commercial experience with this Standalone market segment, and the extent to which we are able to penetrate and grow this market is unknown. In addition, a number of factors, including some outside of our control, may render our products economically impracticable or obsolete and contribute to fluctuations in our financial results, including:

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

Our business is dependent upon the broad adoption of our products by eyecare professionals and patients.

ECPs, including ophthalmologists and optometrists, have limited awareness of, and experience with, our products and brand. Our future growth and profitability largely depend on our ability to increase ECP and patient awareness of our products and on the willingness of ECPs and patients to adopt our products. ECPs may not adopt our products unless they believe they will receive appropriate compensation for such use and are able to determine, based on experience, clinical data, medical society and association recommendations and other analyses, that our products are clinically differentiated from, or otherwise preferable to, available alternatives. Even if we are able to raise awareness among ECPs, they may be slow to change their medical treatment practices and may be hesitant to select our products for a variety of reasons, including:

•
Lack of experience with our products and concerns that we are relatively new to market;
•
Lack of availability of adequate third-party payor coverage or reimbursement, or changes in (or new) third-party payor coverage or reimbursement policies that are materially adverse to the Company’s interest;
•
Perceived liability risk generally associated with the use of new products and treatment options;
•
Lack, or perceived lack, of sufficient clinical evidence, including long-term data, supporting clinical benefits or the cost-effectiveness of our products over existing treatments;
•
The failure of key ophthalmologist and optometrist leaders to support and recommend our products;
•
Perceptions that our products are unproven;
•
ECPs’ long-standing relationships with companies, distributors and salespeople that sell competing products;
•
Competitive response, including new product introduction and negative selling efforts from providers of alternative treatments;
•
Challenges of integrating TearCare into established ophthalmologic and optometric practices; and

•
Perceptions regarding the time commitment and skill development that may be required to gain familiarity and proficiency with our products.

To effectively market and sell our products, we will need to continue to educate the medical community about the safety, efficacy, necessity and efficiency of our products and about the patient populations that would potentially benefit from the use of our products. For example, if first-line ECPs or primary care physicians that serve as the early point of contact for patients are not made aware of our OMNI products, they may not refer patients to ECPs who utilize our products, and those patients may be treated with alternative procedures or treatments. In addition, some physicians may choose to utilize our products on only a subset of their total patient population or may not adopt our products at all. Further, if we are unable to obtain or maintain favorable third-party reimbursement coverage of procedures in which our products are used, particularly as compared to competitive products, adoption of our products by ECPs and patients will suffer. We cannot assure you that our products will achieve broad market acceptance among payors, physicians and patients. Any failure of our products to satisfy demand or to achieve meaningful market acceptance and penetration will harm our future prospects and have a material adverse effect on our business, financial condition and results of operations.

We may not be able to incrementally secure or maintain adequate levels of third-party coverage and reimbursement for procedures in which our Surgical Glaucoma products are used, and third parties may rescind or modify their coverage or delay payments related to these products. We may not be able to incrementally secure any, or adequate levels of, third-party coverage and reimbursement for procedures in which TearCare is used, and even if third parties provide coverage they may rescind or modify their coverage or delay payments related to TearCare.

We derive revenue from sales of OMNI and SION to physicians, ambulatory surgery centers and hospital outpatient departments, which typically bill all or a portion of the costs and fees associated with our products to various third-party payors, including Medicare, Medicaid, private commercial insurance companies, health maintenance organizations and other healthcare-related organizations, and then bill patients for any applicable deductibles or co-payments. Internationally, medical reimbursement systems vary significantly from country to country, with some countries limiting medical centers’ spending through fixed budgets, regardless of levels of patient treatment, and other countries requiring application for, and approval of, government or third-party reimbursement. As a result, access to adequate coverage and reimbursement for procedures in which our Surgical Glaucoma products are used by third-party payors is essential to their acceptance and adoption by patients and ECPs.

We also derive revenue from sales of TearCare to ECPs and eye care clinics, which bill all or a portion of the costs and fees associated with treatments and products to patients or, on a limited basis, to third-party payors. We believe that access to adequate coverage and reimbursement for procedures in which TearCare is used by third-party payors is important to the broad acceptance and adoption of TearCare. Currently, no MACs have formal policies establishing coverage for the TearCare procedure; however, MACs from time to time may include, and we are currently aware of three MACs that have included, low payment rates for TearCare procedures in their fee schedules that, if not removed or increased to what we believe is an appropriate reimbursement level, could adversely impact our efforts to achieve reimbursement for TearCare that is sufficient to support its broad commercial growth and adoption. Further, commercial payers may from time to time make “no coverage” or similar determinations with respect to our TearCare product that could hamper our efforts to drive broad commercial adoption of TearCare. We are pursuing a comprehensive long-term market development and patient access plan for TearCare and focusing our efforts on partnering with key strategic accounts to pursue prior authorization approvals and reimbursement claims for procedures in which TearCare is used, but there is no guarantee that we will be successful. If patients are not willing to pay for procedures in which TearCare is used, or if third-party payors continue to refuse to provide coverage and reimbursement, or provide insufficient levels of coverage and reimbursement, it could have a negative impact on ECPs’ adoption of TearCare and sales of TearCare.

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, no uniform policy of coverage and reimbursement for procedures using our products exists among third-party payors. Therefore, coverage and reimbursement for procedures using our products can differ significantly from payor to payor. Obtaining and maintaining coverage and reimbursement can be a time-consuming process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products. We may not be able to provide data sufficient to satisfy governmental and third-party payors that procedures using our products should be covered and reimbursed. With regard to our international sales efforts, even if and as we succeed in bringing our products to market in foreign countries, uncertainties regarding future healthcare policy, legislation and regulation, as well as private market practices, could affect our ability to sell our products in commercially acceptable quantities at acceptable prices.

In the United States, the AMA generally assigns specific billing codes for procedures under a coding system known as Current Procedure Terminology, or CPT, which surgeons use to bill third-party payors and receive reimbursement. Once a permanent CPT code ("Category I CPT code") is established for a service, CMS establishes payment levels under Medicare, while other payors may establish rates and coverage rules independently. Canaloplasty followed by trabeculotomy procedures using OMNI are typically billed using the Category I CPT code 66174, which describes canaloplasty. Coding for ophthalmic surgical procedures is complex, and changes to the codes used to report services performed with our products may result in significant changes in reimbursement, which could negatively impact our revenue. For example, in 2021 the RVS Update Committee ("RUC") of the AMA reevaluated the physician work associated with CPT code 66174. As a result of this RUC review, CMS reduced the Medicare Physician Fee Schedule amount associated with this service from approximately $950 in 2021 to $761 in 2022 and approximately $622 in 2023.

The AMA maintains a subset of temporary CPT codes ("Category III CPT codes") used for new and emerging technologies. For example, TearCare was assigned a Category III CPT code effective beginning January 1, 2020. Coverage for Category III CPT codes is often limited. Medicare does not generally establish national payment rates for Category III CPT codes on the Medicare Physician Fee Schedule ("MPFS"). As a result, individual Medicare contractors and private payors may establish their own payment rates for services described by Category III CPT codes, as has been the case with TearCare, which payment rates are subject to change, may be variable across Medicare contractors, may be materially below the final reimbursement rates that we are currently targeting, or may determine not to reimburse services described by Category III CPT codes.

Payors also continually review new and existing technologies for possible coverage and can deny or reverse coverage for new or existing products and procedures. There can be no assurance that third-party payor policies provide coverage, or will continue to provide coverage, for procedures in which OMNI is used. If coverage policies change such that Medicare no longer covers procedures in which our products are used, there would be a material adverse effect on our business, financial condition and results of operations. For example, MACs could issue local coverage determinations that could restrict the patients eligible for treatment with our products or that are otherwise unfavorable to our business. If we are not successful in reversing any proposed non-coverage policies, or if third-party payors that currently cover or reimburse procedures in which our products are used reverse or limit their coverage in the future, or if other third-party payors issue similar policies, this could have a material adverse effect on our business.

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

Adoption of our products depends upon appropriate physician training, practice and patient selection.

The success of our products depends in part on the skill of the ECPs utilizing and administering products to treat patients and on their adherence to our stated patient selection criteria and the proper techniques that we provide in training sessions. We train ECPs on the correct use of OMNI and SION. However, ECPs rely on their previous medical training and experience when performing ophthalmic surgical procedures and may deviate from the techniques we provide in training sessions. Furthermore, we cannot guarantee that all such ECPs who use OMNI and SION will have the necessary skills or experience to safely and effectively perform these procedures. Similarly, though we train ECPs to ensure correct use of TearCare, including placement of SmartLids on patients’ eyelids and expression of the patients' meibomian glands, we cannot guarantee that all such ECPs will have the necessary skills or experience to safely and effectively use these devices. If ECPs utilize our products in a manner that is inconsistent with our labeled indications or with components that are not part of our products, the patient outcomes may be negative. This could negatively impact the perception of patient benefits and safety associated with our products and limit their adoption, which would have a material adverse effect on our business, financial condition and results of operations.

Development of our products for expanded indications depends upon positive clinical data, and the safety and efficacy of our products for the intended uses for which we intend to seek clearance, certification or approval are not yet supported by long-term clinical data, which could delay or prevent clearance by the FDA (or other foreign authorities or notified bodies) or limit sales if cleared, certified or approved and our products might therefore prove to be less safe or effective than initially thought.

We are conducting and intend to continue conducting additional clinical trials or investigations to develop our devices for expanded indications. Historical clinical results, including interim results, are not necessarily predictive of future clinical results, and we cannot assure you that the results reported in these studies will be consistent with, or better than, currently available clinical data. Moreover, the outcomes and updates resulting from these studies, including interim results, may be compared to the results of other products and treatments for these same patient populations, and if the comparisons are not favorable, it may limit the ability to obtain clearance, certification or approval of the devices for the expanded indications for which we intend to seek clearance, certification or approval, as well as adoption of our products for their current authorized uses. In addition, our competitors and other third parties may also conduct clinical trials or investigations of our products without our participation. Unfavorable or inconsistent clinical data from existing or future clinical trials or investigations conducted by us, our competitors or other third parties, the interpretation of our clinical data or findings of new or more frequent adverse events, could subject us to mandatory or voluntary product recalls, suspension or withdrawal of FDA or other clearance, certification or approval, significant legal liability or harm to our business reputation and could have a material adverse effect on our business, financial condition and results of operations.

Our products will be adopted and compete, in part, based on long-term data regarding patient outcomes and the risk of our products relative to other treatment options. The long-term clinical outcomes of the use of our products for their cleared uses are not known and, due to the novelty of our products, there is no long-term data regarding patient outcomes beyond our clinical trials or investigations. The results of short-term clinical experience of our products do not necessarily predict long-term clinical outcomes. We believe that ECPs will compare the rates of long-term clinical outcomes for procedures using our products for their authorized uses against alternative procedures and treatment options. If the long-term data does not meet ECPs’ expectations, or if the long-term data indicates that our products are not as safe or effective as other treatment options or as current short-term data would suggest, physicians may recommend alternative treatments for their patients and our products may not become widely adopted, which will negatively affect our business, financial condition and results of operations.

Uncertainty in current global economic and political conditions could adversely affect our ability to predict product demand and impact our financial results, and makes it more likely that our actual results could differ materially from expectations.

Our operations and performance depend in part on worldwide economic and political conditions. Certain of the jurisdictions in which our products are sold have experienced and could continue to experience unfavorable general economic conditions, such as a recession or economic slowdown, including as a result of political instability and military hostilities in certain geographies, concerns over the potential downgrade of U.S. sovereign debt and continued sovereign debt, monetary and financial uncertainties in Europe and other geographies, and domestic and global inflationary trends, any of which could negatively affect the affordability of, and consumer demand for, our products. Under difficult economic conditions, consumers may seek to modify spending priorities and reduce discretionary spending by delaying purchases of our products, which could reduce our profitability and could negatively affect our overall financial performance. Other financial uncertainties in our major markets and unstable political conditions in certain markets, including civil unrest and governmental changes, could undermine global consumer confidence and reduce consumers’ purchasing power, thereby reducing demand for our products. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on our business, financial condition, and results of operations.

The safety and efficacy of some of our products is not yet supported by long-term clinical data, which could limit sales, and our products might therefore prove to be less safe or effective than initially thought.

The products that we market in the United States are regulated as medical devices by the FDA. OMNI and TearCare have received premarket clearance under Section 510(k) of the FDCA. In the 510(k) clearance process, before a device may be marketed the FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that was originally on the U.S. market pursuant to an approved PMA application and later down-classified, or a 510(k)-exempt device. This process is typically shorter and generally requires the submission of less supporting documentation than the FDA’s PMA process and does not always require long-term clinical studies. SION is registered with the FDA as a Class I 510(k) exempt device.

In the EEA Union, a single regulatory approval process exists, and conformity with its requirements is required to affix a CE mark to our medical devices, without which they cannot be marketed or sold in the EEA. We received CE marking for OMNI in 2017. To obtain a CE mark, defined products must meet minimum standards of performance, safety, and quality, and then, according to their classification, undergo a conformity assessment procedure. Except for low risk medical devices, a conformity assessment procedure requires the intervention of a third-party organization designated by the competent authorities of an EEA country, known as a Notified Body. The competent authorities of the EU countries separately regulate the clinical research for medical devices and the market surveillance of products once they are placed on the market. A new regulation, the EU MDR was published by the EU in 2017 and became effective on May 26, 2021. Medical devices marketed in the EEA will require certification according to these new requirements. The EU MDR includes significant additional premarket and post-market requirements, and manufacturers of medical devices are required by the EU MDR to collect post-marketing clinical data in relation to their CE marked medical devices. Post-market surveillance includes the conduct of post-market clinical follow-up studies permitting manufacturers to gather information concerning quality, safety or performance of medical devices after they have been placed on the market in the EU. All information collected as part of the post-market surveillance process must be reviewed, investigated and analyzed on a regular basis in order to determine whether trending conclusions can be made concerning the safety or performance of the medical device and decisions must be taken in relation to the continued marketing of medical devices currently on the market. We expect to incur ongoing costs to comply with these post-market clinical obligations in EU markets for so long as we continue to market and sell products in those markets, as well as in the EEA markets.

We are conducting and intend to continue conducting additional clinical trials, including clinical trials to develop TearCare for expanded indications. In addition, our competitors and other third parties may conduct clinical trials of our products without our participation. If future patient studies or clinical testing do not support our belief that our products are advantageous for their intended uses, market acceptance of our products could fail to increase or could decrease and our business could be harmed. Moreover, if future results and experience by us, our competitors or other third parties, indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to mandatory or voluntary product recalls, suspension or withdrawal of FDA, European Commission or other governmental clearance or approval or certifications, significant legal liability or harm to our business reputation, which could have a material adverse effect on our business, financial condition and results of operations.

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

We have limited experience marketing and selling our products. In the United States, we currently rely on our direct sales force and any failure to maintain and grow our sales force could harm our business. In Europe, we currently rely on a combination of direct sales personnel and independent distributors to sell our OMNI product, and we intend to grow our international sales through a combination of direct and distributor sales. In order to generate future growth, we plan to continue to significantly expand and leverage our commercial infrastructure to increase our customer base and increase adoption by existing customers to drive our growth. Identifying and recruiting qualified sales and marketing professionals and training them on our products, on applicable federal and state laws and regulations and on our internal policies and procedures requires significant time, expense and attention. Our direct sales force may subject us to higher fixed costs than those of companies with competing products or treatments that rely more heavily on independent third parties, placing us at a competitive disadvantage. Our business may be harmed if our efforts to expand and train our sales force and distribution chain do not generate a corresponding increase in product sales and revenue, and our higher fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our products. Any failure to hire, develop and retain effective sales personnel, to identify and train distributors and independent sales representatives in targeted international territories, to achieve desired productivity levels in a reasonable period of time or timely reduce fixed costs, could have a material adverse effect on our business, financial condition and results of operations.

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

We currently market our OMNI device for use in the U.S. and select European geographies for canaloplasty followed by trabeculotomy to reduce intraocular pressure in adult patients with POAG. POAG is the most prevalent form of glaucoma and affects approximately 4.1 million people in the United States and over 60 million people worldwide. We currently market TearCare in the United States for the application of localized heat therapy in adult patients with evaporative DED due to MGD, when used in conjunction with manual expression of the meibomian glands. There are an estimated 739 million people globally and 38 million people in the U.S. who suffer from DED. DED is the most common reason for a patient visit to an eye doctor, yet of the estimated 38 million people with DED in the U.S., only approximately 17 million have been diagnosed with DED. Studies have shown that evaporative DED resulting from MGD is associated with approximately 86% of all DED cases. We currently market our SION surgical instrument in the United States for use in ophthalmic surgical procedures to excise trabecular meshwork.

The total addressable markets for our products are subject to change and may be limited by various factors, including FDA or other regulatory restrictions or more narrowly defined indications, ECP practice preferences, and governmental and private payer reimbursement practices, any of which could have a material adverse effect on our business, financial condition and results of operations.

Further, our estimates of the total addressable markets for our products are based on a number of internal and third-party assumptions and estimates, including, without limitation, the number of patients with POAG and MGD, and the assumed prices at which we can sell our products in markets that have not yet been fully established. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our current products may prove to be incorrect. If the actual number of patients who would benefit from our products or the price at which we can sell our products is smaller than we have estimated, it may impair our sales growth and negatively affect our business, financial condition and results of operations.

Epidemic diseases, or the perception of their effects, have and may have an adverse effect on our business, financial condition, results of operations, and cash flows.

Outbreaks of infectious diseases, such as COVID-19, could divert medical resources and priorities towards the treatment of that disease. An outbreak of an infectious disease, or renewed escalation of the COVID-19 pandemic, could also negatively affect the decision by ECPs to perform (and by patients to undergo) elective surgery or office-based procedures, which could decrease demand for procedures using our products and cause other disruptions to our business. Business disruptions could include disruptions or restrictions on our ability to travel or to distribute our products, government orders suspending the performance of elective surgical procedures, inability of our customers to meet their financial commitments due to strain on the healthcare system, as well as temporary closures of our facilities or the facilities of our suppliers and their contract manufacturers, and a reduction in the business hours of ambulatory surgery centers and optometrists’ offices. Any disruption of our suppliers and their contract manufacturers or our customers would likely impact our sales and operating results. In addition, a significant outbreak of an infectious disease in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products. Any of these events could negatively impact the number of procedures using our implants that are performed and have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Since its onset, COVID-19 has had an adverse impact on our operations as a result of preventive and precautionary measures that we, other businesses, health systems and governments have taken. Although we experienced this adverse impact most acutely in the second quarter of 2020, we continued to experience COVID-related disruptions to our normal business operations through early 2022. For example, the COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of an infectious disease, including COVID-19, could materially affect our business. Such economic recession could have a material adverse effect on our long-term business as hospitals, surgical centers and optometry offices curtail and reduce capital and overall spending. If patients are unable to obtain or maintain health insurance policies or experience decreases in their income, this may significantly impact their ability to pay for the procedures utilizing our products, which could further negatively impact our business, financial condition and results of operations.

The market for our products is highly competitive. Our competitors may have longer operating histories, more established products and greater resources than we do, and may be able to develop or market treatments that are safer, more effective or gain greater acceptance in the marketplace than our products.

The medical device industry is highly competitive, subject to rapid change and significantly affected by the introduction of new products and technologies and the other activities of industry participants. We compete, or plan to compete, with medical device and pharmaceutical companies that develop and commercialize products for eye conditions, including Glaukos, Ivantis, AbbVie/Allergan, Novartis, Alcon, Johnson & Johnson, and New World Medical. These companies, or other entrants into the market, may have or develop competing technologies, other products that are in or that enter clinical trials, new devices or additional indications for existing devices that could demonstrate better safety, effectiveness, clinical results, lower costs or greater ECP and market acceptance than our products. For example, despite what we believe to be the strong safety profile of our products for their intended uses, patients may experience adverse events following canaloplasty or trabeculotomy with OMNI, including, but not limited to, hyphema, mild anterior chamber inflammation and spikes in intraocular pressure. Similarly, patients may experience adverse events following use of the SION surgical instrument, including anterior chamber shallowing and prolonged, or persistent intraocular inflammation, or application of localized heat with TearCare, including discomfort, pain or erythema of the eyelids. Any failure to meet patient expectations and any resulting negative publicity could harm our reputation and future sales and therefore adversely affect our business, financial condition and results of operations.

We compete, or may compete in the future, against other companies which have longer, more established operating histories and significantly greater financial, technical, marketing, sales, distribution and other resources, which may prevent us from achieving significant market penetration or improved operating results. These companies may enjoy several competitive advantages, including:

•
Established treatment patterns pursuant to which prescription medications, traditional glaucoma surgery or more conventional MIGS devices are generally first-line therapies for the treatment of glaucoma and eye drops or warm-compresses are first-line therapies for the treatment of MGD;
•
Established relationships with ECPs who are familiar with their products and procedures for the treatment of glaucoma or MGD;
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

One of the major hurdles to adoption of our products will be overcoming established treatment patterns, which will require educating ECPs and supportive clinical data. However, because of the size of the market opportunity for devices used in procedures to address MIGS and MGD, we believe current and potential future competitors will dedicate significant resources to aggressively promote their products or develop new products or treatments, such as Glaukos’ iStent infinite and iPRIME Viscodelivery System. Further, new treatment options may be developed that could compete more effectively with our products due to the prevalence of glaucoma and MGD, and the research and technological progress that exist within the market. Also, even if competitor products do not have indications for use or clinical data that are comparable to ours, ECPs can still choose these competitor products for a variety of reasons, including those set forth above. For instance, competitors may seek to bundle their products in a manner that is attractive to ECPs, which may result in decreased use or adoption of our products by ECPs, notwithstanding that our products may offer superior efficacy.

We rely on third parties to manufacture and supply our products, many of which are single-source providers, and we are subject to numerous risks relating to our reliance on third parties.

Our business strategy depends on our ability to manufacture our current and future products in sufficient quantities and on a timely basis to meet customer demand, while adhering to product quality standards, complying with regulatory quality system requirements and managing manufacturing costs. We do not have any internal manufacturing capabilities or infrastructure and rely on a limited number of third-party manufacturers, many of which are single source suppliers, for a portion of the components, accessories, materials and assembly that we utilize in our products. These items are critical and, for certain items, there are relatively few or no readily available alternative sources of supply. These single source suppliers may be unwilling or unable to supply these items reliably and at the levels we anticipate or that are required by the market. For example, following the transition of our OMNI production in 2022, our OMNI products are now primarily produced and assembled by a single Taiwan-based manufacturer in China. However, we have also contracted with a U.S.-based manufacturer to produce and assemble OMNI products. We also have supply arrangements with several Chinese and U.S. medical device manufacturers for the production of our SION and TearCare products. For our business strategy to be successful, our suppliers must be able to provide us with products in sufficient quantities, in compliance with regulatory requirements, including the FDA’s QSR or other applicable laws or regulations enforced by the FDA, state and foreign regulatory authorities, in accordance with agreed-upon specifications, at acceptable costs and on a timely basis.

While our suppliers have generally met our demand requirements on a timely basis in the past, their ability and willingness to continue to do so going forward may be limited for several reasons, including financial difficulties, damage to their manufacturing equipment or facilities, inability to obtain components, problems with their own suppliers, our relative importance as a customer to each manufacturer, or geopolitical or trade tensions between China and Taiwan or China and the United States. If we are unable to meet our demand requirements on a timely basis, we may not have a sufficient number of our products available for delivery to support ECPs that utilize our products as part of their treatment. For instance, if our supply of OMNI products from our manufacturer in China was interrupted or suspended for any significant period, we may be unable to meet customer demand for our products during that time. Any shortfall in the supply of products may result in lower adoption and usage rates of our products and have a material adverse effect on our business, financial condition and results of operations.

The process of identifying and qualifying alternative manufacturing facilities for any other reason could be time-consuming and expensive, may result in interruptions in our operations and product delivery, and could affect the performance specifications of our products. We cannot assure you that we will be able to identify and engage alternative contract manufacturers on terms similar to our current arrangements, or without delay. Furthermore, our contract manufacturers could require that their manufacture and assembly of our products be moved to another of their production facilities. The occurrence of any of these events could harm our ability to meet the demand for our products in a timely and cost-effective manner, which could have a material adverse effect on our business, financial condition and results of operations.

We are also subject to numerous other risks relating to our reliance on third parties, including our potential inability to renew or extend contracts and arrangements with such third parties or renew any such contracts or arrangements on terms that are favorable to us, and price fluctuations due to a lack of long-term supply agreements with certain of our suppliers.

These risks are likely to be exacerbated by our limited experience with our current products and manufacturing processes. As demand for our products increases, we will have to invest additional resources to manage the manufacturing process. If we fail to secure increased production capacity efficiently, we may not be able to fill customer orders on a timely basis, our sales may not increase in line with our expectations and our operating margins could fluctuate or decline. In addition, the manufacture of future products may require modification of the current production processes or unique production processes, the identification of new suppliers for specific components, sub-assemblies and materials or the development of new manufacturing technologies. It may not be possible for our current third-party manufacturers to produce these products at a cost or in quantities sufficient to make these products commercially viable or to maintain current operating margins, all of which could have a material adverse effect on our business, financial condition and results of operations.

Our results of operations could be materially harmed if we are unable to accurately forecast customer demand for our products and manage our inventory.

While we seek to maintain sufficient levels of inventory in order to protect ourselves from supply interruptions, we keep limited components, sub-assemblies, materials and finished products on hand. To ensure adequate inventory supply and manage our operations with our third-party suppliers, we forecast anticipated materials requirements and demand for our products in order to predict inventory needs and then place orders with our suppliers based on these predictions. Our ability to accurately forecast demand for our products could be negatively affected by many factors, including our limited historical commercial experience, rapid growth, failure to accurately manage our expansion strategy, product introductions by competitors, an increase or decrease in customer demand for our products, our failure to accurately forecast customer acceptance and adoption of new products, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions or consumer confidence in future economic conditions.

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
•
Regulatory decisions or announcements, including product recalls, and reimbursement determinations;
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
•
Changes in coverage and reimbursement policies with respect to the procedures in which our products and our competitors’ products are used, and potential future products that compete with our products;
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

•
Maintain strong relationships with ECPs;
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

In addition, we may choose to focus our efforts and resources on potential products or indications that ultimately prove to be unsuccessful, or to license or purchase marketed products that do not meet our financial expectations. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other potential products or other diseases that may later prove to have greater commercial potential, or relinquish valuable rights to such potential products through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to retain sole development and commercialization rights, which could adversely impact our business, financial condition and results of operations.

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

In an effort to reduce costs, many clinics and hospitals in the United States, including some of our customers, are members of Group Purchasing Organizations ("GPOs") and Integrated Delivery Networks ("IDNs"). GPOs and IDNs negotiate pricing arrangements with medical device companies and distributors and then offer these negotiated prices to affiliated hospitals and other members. GPOs and IDNs typically award contracts on a category-by-category basis through a competitive bidding process. Bids are generally solicited from multiple providers with the intention of driving down pricing or reducing the number of vendors. Due to the highly competitive nature of the GPO and IDN contracting processes, we may not be able to obtain new, or maintain existing, contract positions with major GPOs and IDNs. Furthermore, the increasing leverage of organized buying groups may reduce market prices for our products, thereby reducing our revenue and margins.

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

Healthcare costs have risen significantly over the past decade, which has resulted in or led to numerous cost reform initiatives by legislators, regulators and third-party payors. Cost reform has triggered a consolidation trend in the healthcare industry to aggregate purchasing power, which may create more requests for pricing concessions in the future. Additionally, GPOs, IDNs and large single accounts may continue to use their market power to consolidate purchasing decisions for hospitals. We expect that market demand, government regulation, third-party coverage and reimbursement policies and societal pressures will continue to change the healthcare industry worldwide, resulting in further business consolidations and alliances among our customers, which may exert further downward pressure on the prices of our products. Any decline in the amount that payors reimburse our customers for procedures that use our Surgical Glaucoma products or in the amount that customers are willing to pay or that payors reimburse for procedures that use TearCare in the future, could make it difficult for customers to continue using, or to adopt, our products and could create additional pricing pressure for us. If we are forced to lower the price we charge for our products or add more components to our products, our gross margins will decrease, which will adversely affect our ability to invest in and grow our business.

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

Our success depends largely on the continued services of key members of our executive management team and others in key management positions. For example, the services of Paul Badawi, our Chief Executive Officer and David Badawi, our Chief Technology Officer, are essential to driving adoption of our products, executing on our corporate strategy and ensuring the continued operations and integrity of financial reporting within our company. In addition, the services of our sales professionals are critical to driving the growth in sales of our products. Any of our employees may terminate their employment with us at any time. We currently maintain a key person life insurance policy on Paul Badawi. If we lose one or more key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategy, which in turn would negatively affect our business.

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

Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Our operations have been financed primarily by net proceeds from the sale of our convertible preferred stock in private placements, indebtedness and, to a lesser extent, product revenue from sales of our products. As of December 31, 2022, we had $185.0 million in cash and cash equivalents, and an accumulated deficit of $239.2 million. Based on our current planned operations, we expect that our cash and cash equivalents and additional borrowings available under our credit facility will enable us to fund our operations for at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

We expect to continue to invest in clinical trials or investigations that are designed to provide clinical evidence of the safety and efficacy of our products, the growth of our sales and marketing organization, and research and development of product improvements and future products, including certain pharmaceutical product candidates, which will continue to increase our expenses. Accordingly, our future capital requirements will depend on many factors, including:

•
The degree and rate of market acceptance of our products and procedures, as well as the revenue generated by sales of our products and the gross profits and gross margin we realize from such sales;
•
Whether we obtain and maintain reimbursement sufficient to drive continued use and adoption of our products and procedures;
•
Whether we acquire third-party companies, products or technologies;
•
Repayment of debt;
•
The scope and timing of investment in our sales force and expansion of our commercial organization;
•
The scope, rate of progress and cost of our current or future clinical trials or investigations and registries;
•
The cost of our medical device and pharmaceutical research and development activities;
•
The cost and timing of additional regulatory clearances, certifications or approvals;
•
The costs of attaining, defending, protecting and enforcing our intellectual property rights;
•
The terms and timing of any other collaborative, licensing and other arrangements that we may establish;
•
The emergence of competing technologies or other adverse market developments;
•
Our ability, and our competitors’ ability, to obtain and maintain favorable reimbursement for our products; and
•
The rate at which we expand internationally.

As a result of these and other factors, we may seek to raise additional capital through equity offerings or debt financings and such additional financing may not be available to us on acceptable terms, or at all. In addition, any additional equity or debt financing that we raise may contain terms that are not favorable to us or our stockholders. For example, if we raise funds by issuing equity or equity-linked securities, the issuance of such securities could result in dilution to our stockholders. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline, and the price per share at which we sell additional shares of our common stock, or securities convertible into or exercisable or exchangeable for shares of our common stock, in future transactions may be higher or lower than the price per share paid by investors in the initial public offering of our common stock.

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

In November 2020, we entered into credit and security agreements with MidCap Financial Services, which provide for a term loan facility and revolving line of credit ("2020 MidCap Credit Facility"). The 2020 MidCap Credit Facility consists of a term loan of up to $35.0 million, or the 2020 Term Loan, which has a stated floating interest rate equal to reserve-adjusted Secured Overnight Finance Rate ("SOFR") plus 7.00%, and a revolving line of credit of $5 million, or the 2020 Revolver, with a stated floating interest rate equal to reserve-adjusted SOFR plus 4.50%, a 0.5% unused line fee and a 0.5% collateral management fee. We further amended the 2020 MidCap Facility in October 2021 and November 2021 for purposes of relaxing certain financial reporting obligations and other operating covenants, and then again in May and December 2022 to provide for certain adjustments or restrictions concerning cash control and applicable interest rate under the facility. Also, in November 2022, we extended the date for commencement of principal payments under our term loan facility from December 1, 2022 to December 1, 2023. As of December 31, 2022 we had an aggregate of approximately $35 million in principal borrowings outstanding under the 2020 MidCap Credit Facility, excluding debt discounts. We must make interest payments under the 2020 MidCap Credit Facility, which has diverted and will continue to divert resources from other activities. We incurred an aggregate interest expense of $4.5 million and $4.4 million in the years ended December 31, 2022 and 2021, respectively.

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

While we believe that we have not previously breached and are not currently in breach of these or any other covenants contained in the 2020 MidCap Credit Facility, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the 2020 MidCap Credit Facility. If not waived, future defaults could cause all of the outstanding indebtedness under the 2020 MidCap Credit Facility to become immediately due and payable and terminate commitments to extend further credit and foreclose on the collateral granted to it to collateralize such indebtedness. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, our assets could be foreclosed upon and we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

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

We may seek to grow our business through acquisitions of or investments in new or complementary businesses, products or technologies, and the failure to manage acquisitions or investments, or the failure to integrate them with our existing business, could have a material adverse effect on us

From time to time, we expect to consider opportunities to acquire or make investments in other technologies, products, and businesses that may enhance our capabilities, complement our current products, or expand the breadth of our markets or customer base. Potential and completed acquisitions and strategic investments involve numerous risks, including:

•
problems assimilating the purchased technologies, products, or business operations;
•
dilutive issuances of equity securities, the use of our available cash, or the incurrence of debt, which could harm our operating results;
•
issues maintaining uniform standards, procedures, controls, and policies;
•
unanticipated costs and liabilities associated with acquisitions;
•
diversion of management’s attention from our core business;
•
adverse effects on existing business relationships with suppliers and customers;
•
risks associated with entering new markets in which we have limited or no experience;
•
potential loss of key employees of acquired businesses; and
•
increased legal and accounting compliance costs, as well as potential litigation costs, arising out of the acquisition or investment.

We have no current commitments with respect to any acquisition or investment. Under the 2020 MidCap Credit Facility, we are restricted in our ability to pursue certain mergers, acquisitions, amalgamations or consolidations that we may believe to be in our best interest. We do not know if we will be able to identify acquisitions we deem suitable, whether we will be able to successfully complete any such acquisitions on favorable terms or at all, or whether we will be able to successfully integrate any acquired business, product, or technology into our business or retain any key personnel, suppliers, or distributors. Our ability to successfully grow through acquisitions depends upon our ability to identify, negotiate, complete, and integrate suitable target businesses and to obtain any necessary financing. These efforts could be expensive and time consuming, and may disrupt our ongoing business and prevent management from focusing on our operations. If we are unable to successfully integrate any acquired businesses, products, or technologies effectively, our business, results of operations, and financial condition will be materially adversely affected.

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
•
Natural disasters, political and economic instability, including wars, such as the current military conflict between Russia and Ukraine, terrorism, political unrest, outbreak of disease, boycotts, curtailment of trade and other market restrictions; and
•
Regulatory and compliance risks that relate to maintaining accurate information and control over activities subject to regulation under the United States Foreign Corrupt Practices Act of 1977 ("FCPA"), U.K. Bribery Act of 2010 ("Bribery Act)", and comparable laws and regulations in other countries.

Any of these factors could significantly harm our future international expansion and operations and, consequently, have a material adverse effect on our business, financial condition and results of operations.

We could be adversely affected by violations of the FCPA and similar worldwide anti-bribery laws, anti-boycott and anti-money laundering laws and export regulations, and the outcome of any investigation, by government agencies of possible violations by us of these laws and regulations could have a material adverse effect on our business.

The FCPA prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Other anti-corruption or anti-bribery laws, such as the Bribery Act, prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business in foreign countries. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of slush funds from which such improper payments can be made. Because of the predominance of government-sponsored healthcare systems around the world, many of our customer relationships outside of the U.S. are with governmental entities and are therefore subject to such anti-bribery laws. Our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, and result in a material adverse effect on our business, results of operations, and financial condition. We also could suffer severe penalties, including criminal and civil penalties, disgorgement, and other remedial measures, including further changes or enhancements to our procedures, policies, and controls, as well as potential personnel changes and disciplinary actions.

Furthermore, we are subject to anti-boycott laws, anti-money laundering laws, and the export controls and economic embargo rules and regulations of the U.S., including, but not limited to, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury, as well as the laws and regulations administered by the Department of Commerce. These regulations limit our ability to market, sell, distribute, or otherwise transfer our products or technology to prohibited countries or persons. A determination that we have failed to comply, whether knowingly or inadvertently, may result in substantial penalties, including fines and enforcement actions and civil and/or criminal sanctions, the disgorgement of profits, and the imposition of a court-appointed monitor, as well as the denial of export privileges, and may have an adverse effect on our business and reputation.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or our customer’s patients, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we may become exposed to, or collect and store, sensitive data, including procedure-based information and legally-protected health information, credit card, and other financial information, insurance information, and other potentially personally identifiable information. We also store sensitive intellectual property and other proprietary business information. We are taking measures to implement policies and procedures designed to ensure compliance with applicable data security and privacy-related laws and regulations and protect sensitive information from unauthorized access or disclosure. However, our information technology ("IT"), and infrastructure, and that of our third-party billing and collections provider and other technology partners and providers, may be vulnerable to cyber-attacks by hackers or viruses or breaches due to employee error, malfeasance or other disruptions. We rely extensively on IT systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third parties or their vendors, to assist in conducting our business. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact operations.

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

Our commercial success depends in part on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, to protect the proprietary aspects of our technology and our brands, and to prevent others from developing and commercializing products that violate our intellectual property rights. However, these means may afford only limited protection and may not prevent our competitors from duplicating our products, prevent our competitors from gaining access to our proprietary information and technology, or permit us to gain or maintain a competitive advantage.

We have filed numerous patent applications seeking protection of products and other inventions originating from our research and development. Our patent applications may not result in issued patents, and any patents that are issued may not provide meaningful protection against competitors or competitive technologies. Further, the examination process may require us to narrow the claims for our pending patent applications, which may limit the scope of patent protection that may be obtained if these applications issue. The scope of a patent may also be reinterpreted after issuance. The rights that may be granted under our future issued patents may not provide us with the proprietary protection or competitive advantages we are seeking. It is also possible that we will fail to identify patentable aspects of inventions made in the course of our development and commercialization activities before it is too late to obtain patent protection on them. In addition, the patent prosecution process is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner.

Additionally, while software and other of our proprietary works may be protected under copyright law, we have chosen not to register any copyrights in these works, and instead, primarily rely on protecting our software as a trade secret. In order to bring a copyright infringement lawsuit in the United States, the copyright must be registered. Accordingly, the remedies and damages available to us for unauthorized use of our software may be limited.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our existing and future products.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. In 2011, the Leahy-Smith America Invents Act ("Leahy-Smith Act") was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and also may affect patent litigation. These also include provisions that switched the United States from a first-to-invent system to a first-to-file system, allow third-party submission of prior art to the USPTO during patent prosecution and set forth additional procedures to attack the validity of a patent by the USPTO administered post grant proceedings. Under a first-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier.

In addition, patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement and defense of our patents and applications. Furthermore, the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. Similarly, foreign courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by U.S. and foreign legislative bodies. Those changes may materially affect our patents or patent applications and our ability to obtain additional patent protection in the future.

For example, in Europe, a new unitary patent system takes effect June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court ("UPC"). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

We may become a party to intellectual property litigation or administrative proceedings that could be costly, time-consuming, unsuccessful, and could interfere with our ability to sell and market our products.

Competitors may infringe our patents, or we may be required to enforce our patents to protect our technology. We may also be required to file suit to protect our trade secrets, or may be involved in litigation defending against claims of infringement of the rights of others. In addition, our patents also may become involved in inventorship, priority or validity disputes. To counter or defend against such claims can be expensive and time-consuming and could divert our attention from other functions and responsibilities. In an infringement proceeding, a court may decide that a patent owned by us is invalid or unenforceable. Furthermore, even if our patents are found to be valid and infringed, a court may refuse to grant injunctive relief against the infringer and instead grant us monetary damages and/or ongoing royalties. Such monetary compensation may be insufficient to adequately offset the damage to our business caused by the infringer’s competition in the market. Adverse determinations against us in defending against infringement could subject us to significant liabilities to third parties, require us to seek licenses from third parties and prevent us from manufacturing, selling or using the product, any of which could severely harm our business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our management and other personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on our common stock price. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.

On September 16, 2021, we filed suit in the U.S. District Court for the District of Delaware (C.A. No. 1:21-cv-01317) alleging that Ivantis, Inc. directly or indirectly infringes U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 previously issued to us by making, using, selling, and offering for sale the Hydrus® Microstent. On July 29, 2022, we filed an amended complaint adding Alcon Inc., Alcon Vision LLC, and Alcon Research, LLC as defendants and alleging that all defendants also directly or indirectly infringe U.S. Patent No. 11,389,328. Defendants filed counterclaims seeking declaratory judgments that the patents-in-suit are invalid or not infringed upon. A five-day jury trial is scheduled to commence on April 8, 2024. Ivantis and Alcon filed petitions with the USPTO seeking inter partes review of U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 (IPR2022-01529, IPR2022-01530, IPR2022-01533, IPR2022-01540). Around the end of March 2023, the USPTO will determine whether to institute inter partes review proceedings. If any inter partes review is instituted, the USPTO would make validity findings as to the affected patent(s) by the end of March 2024. We are presently unable to predict the outcome of this lawsuit or the inter partes review, or to reasonably estimate the potential financial impact of the lawsuit or the inter partes review, which exposes us to the intellectual property litigation risk factors described above.

If we are unable to protect the confidentiality of our other proprietary information, our business and competitive position may be harmed.

In addition to seeking patent protection for our products, we also rely upon unpatented trade secrets, know-how and continuing technological innovation to develop and maintain a competitive position. We seek to protect such proprietary information, in part, through confidentiality agreements with our employees, collaborators, contractors, advisors, consultants and other third parties and invention assignment agreements with our employees.

We cannot guarantee that we have entered into such agreements with each party that has or may have had access to our trade secrets or proprietary information. Additionally, despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to, or independently developed by, a competitor or other third party, our competitive position would be materially and adversely harmed. Furthermore, we expect these trade secrets, know-how and proprietary information to over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology and the movement of personnel from academic to industry scientific positions.

We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known, or be independently discovered by, competitors.

We may be subject to claims that we or our employees have misappropriated the intellectual property of a third party, including trade secrets or know-how, or are in breach of non-competition or non-solicitation agreements with our competitors.

Many of our employees and consultants were previously employed at or engaged by other medical device, biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees and consultants may have executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may be subject to claims that we or these individuals have, inadvertently or otherwise, misappropriated the intellectual property or disclosed the alleged trade secrets or other proprietary information of these former employers or competitors or other third parties. To the extent that our employees, consultants or contractors use intellectual property or proprietary information owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees as described above.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We may also be subject to claims that former employees, collaborators, or other third parties have an ownership interest in our current or future patents, patent applications, or other intellectual property, including as an inventor or co-inventor. We may be subject to ownership or inventorship disputes in the future arising, for example, from conflicting obligations of consultants, contractors or others who are involved in developing our products. Although it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached, and litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property, and other owners may be able to license their rights to other third parties, including our competitors. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

Our trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be violating or infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners and customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement or dilution claims brought by owners of other trademarks. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names or other intellectual property may be ineffective, could result in substantial costs and diversion of resources and could adversely affect our business, financial condition and results of operations.

We are aware of a third party’s use of and pending U.S. application for the TEARCLEAR trademark in connection with ophthalmic pharmaceuticals, which we believe may be an infringement of our TEARCARE trademark. We are taking appropriate actions to protect our interests in this matter, which may include filing a complaint for trademark infringement in federal court.

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

In the U.S., before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive either clearance under Section 510(k) of the FDCA, or 510(k), or approval of a pre-market approval application, or PMA, from the FDA, unless an exemption from pre-market review applies. In the process of obtaining PMA approval, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices.

In the U.S., we have obtained clearance from the FDA of OMNI and TearCare through the 510(k) clearance process. Any further modification to these products or their intended uses may require us to submit a new 510(k) premarket notification and obtain clearance, or submit a PMA and obtain FDA approval prior to implementing the change. Specifically, any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, approval of a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications or PMA applications for modifications to our products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. Both the PMA approval and the 510(k) clearance process can be expensive, lengthy and uncertain. The 510(k) clearance process usually takes from three to 12 months, whereas the process of obtaining a PMA generally takes from one to three years, or even longer, from the time the application is submitted to the FDA. Despite the time, effort and cost, a device may not be approved or cleared by the FDA. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business. Further, regulatory enforcement or inquiries, or other increased scrutiny on us, could dissuade some customers from using our products and adversely affect our reputation and the perceived safety or efficacy of our products. In addition, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the device, which may limit the market for the device.

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

Subject to the transitional provisions and in order to sell our products in EU member states, our products must comply with the general safety and performance requirements of the EU MDR, which repeals and replaces the Medical Devices Directive. Compliance with these requirements is a prerequisite to be able to affix the European Conformity, or CE, mark to our products, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the EU MDR including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and – where applicable – other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. A conformity assessment procedures generally requires the intervention of a notified body. The notified body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. If we fail to comply with applicable laws and regulations, we would be unable to affix the CE mark to our products, which would prevent us from selling them within the EU.

We must inform the notified body that carried out the conformity assessment of the medical devices that we market or sell in the EU and the EEA of any planned substantial changes to our quality system or substantial changes to our medical devices that could affect compliance with the general safety and performance requirements laid down in Annex I to the MDR or cause a substantial change to the intended use for which the device has been CE marked. The notified body will then assess the planned changes and verify whether they affect the products’ ongoing conformity with the EU MDR. If the assessment is favorable, the notified body will issue a new certificate of conformity or an addendum to the existing certificate attesting compliance with the general safety and performance requirements and quality system requirements laid down in the Annexes to the MDR.

We are currently working with our notified body, BSI (which has been designated to certify products and services in accordance with the EU MDR), to progress on compliance with the EU MDR and reached a first milestone in February 2022 by successfully passing our EU MDR audit. However, as a result of the transition towards the new regime, notified body review times have lengthened, and obtaining re-certification of our products, seeking product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business in the EU.

The aforementioned EU rules are generally applicable in the EEA. Non-compliance with the above requirements would also prevent us from selling our products in these three countries.

We may incur significant liability if it is determined that we are promoting off-label uses of our products in violation of federal and state regulations in the United States or elsewhere.

Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition against the promotion of the off-label use of our products or the pre-promotion of unapproved products. Healthcare providers may use our products off-label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA determines that our promotional materials or training constitutes promotion of an off-label use or the pre-promotion of an unapproved product, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fines and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties. Although our policy is to refrain from statements that could be considered off-label promotion of our products or pre-promotion of an unapproved product, the FDA or another regulatory agency could disagree and conclude that we have engaged in improper promotional activities. In addition, the off-label use of our products may increase the risk of product liability claims, which are expensive to defend and could result in substantial damage awards against us and harm our reputation.

Failure to comply with post-marketing regulatory requirements could subject us to enforcement actions, including substantial penalties, and might require us to recall or withdraw a product from the market.

Even though we have obtained clearance from the FDA for OMNI and TearCare in the U.S. and certifications for OMNI in the EU, we are subject to ongoing and pervasive regulatory requirements governing, among other things, the manufacture, marketing, advertising, medical device reporting, sale, promotion, import, export, registration, and listing of devices. For example, we must submit periodic reports to the FDA as a condition of 510(k) clearance. These reports include information about failures and certain adverse events associated with the device after its clearance. Failure to submit such reports, or failure to submit the reports in a timely manner, could result in enforcement action by the FDA. Following its review of the periodic reports, the FDA might ask for additional information or initiate further investigation. In addition, we must maintain an active registration of our facilities and listing of our products in order to legally market them in the United States. If the FDA were to disagree with our product listing or otherwise take issue with our registration and listing compliance, it could result in delisting of our products or other enforcement action resulting in potential inability to market our products. For example, in October 2020, the FDA communicated to us that the previous version of our TearCare System may not have been eligible for an exemption from 510(k) clearance. In response to that communication, among other things, we submitted a 510(k) premarket notification seeking clearance for TearCare in November 2020. The FDA requested several safety tests and modifications to this submission which we believe would have required additional time to complete beyond the designated review process. We voluntarily withdrew this submission in May 2021 to allow us to comply with the FDA’s requests in a comprehensive manner. We completed the additional testing and modifications requested by the FDA and received 510(k) clearance of TearCare for an expanded indication for use in December 2021. In February 2022, we received further communications from the FDA regarding the appropriateness of the marketing and distribution of our legacy TearCare Systems as a 510(k)-exempt device without premarket notification to and authorization from the FDA. We conducted a voluntary recall of our legacy TearCare system because the FDA informed us that the legacy system’s advanced technology made it ineligible for an exemption from 510(k) clearance. Further, this voluntary recall did not involve the new version of the TearCare system, which has received premarket clearance from the FDA and will remain on the market. We provided notice to the FDA in the fourth quarter of 2022 that we had completed all activities and requested close of the recall.

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

A recall or suspension of our products, or the discovery of serious safety issues with our products, could have a significant negative impact on us.

The methods used in, and the facilities used for, the manufacture of our products must comply with the FDA’s QSR and, subject to transitional provisions, the EU MDR, both of which are complex regulatory schemes that cover the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing and shipping of medical devices. Furthermore, we are required to maintain, and to verify that our suppliers maintain, facilities, procedures and operations that comply with our quality standards and applicable regulatory requirements. Our products are also subject to similar state regulations, various laws and regulations of foreign countries governing manufacturing and a requirement for adherence to industry standards of the International Standards Organization, or ISO, in connection with our medical device operations outside of the United States. Failure by us or one of our third-party suppliers to comply with applicable FDA or foreign requirements or later discovery of previously unknown problems with our products or manufacturing processes could result in, among other things civil penalties, suspension or withdrawal of clearances, seizures or recalls of our products, total or partial suspension of production or distribution, refusal to grant pending or future clearances, approvals, or certifications for our products, clinical holds, refusal to permit the import or export of our products, and criminal prosecution. Furthermore, regulatory authorities have broad discretion to require the recall or suspension of a product or to require that manufacturers alert customers of safety risks. A government-mandated or voluntary recall or suspension by us, one of our distributors or any of our third-party suppliers could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls, suspensions or other notices relating to any products that we distribute would divert managerial and financial resources, and have an adverse effect on our reputation, financial condition and operating results.

Further, under the FDA’s medical device reporting regulations and similar foreign regulations, we are required to maintain appropriate quality systems and report incidents in which our product may have caused or contributed to serious injury or death in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to serious injury or death. Repeated product malfunctions may result in a voluntary or involuntary product recall or suspension of product sales, which could divert managerial and financial resources, impair our ability to manufacture our products in a cost-effective and timely manner and have an adverse effect on our reputation, financial condition and operating results. If we initiate a correction or removal for our products to reduce a risk to health posed by them or to remedy a violation of law that may present a risk to health, we would be required to submit a report to the FDA and may be required to submit similar notifications to other regulatory authorities. This report could lead to increased scrutiny by the FDA, other foreign regulatory agencies and our customers regarding the quality and safety of our products. Furthermore, the submission of these reports, to the extent made publicly available in accordance with FDA regulations, could be used by competitors against us or otherwise publicized and cause physicians to delay or cancel product orders, which will harm our reputation. Depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA or FDA’s foreign counterparts may require, or we may decide, that we will need to obtain new clearances, certifications or approvals for the device before we may market or distribute the corrected device. Seeking such clearances, certifications or approvals may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including FDA warning letters, product seizure, injunctions, administrative penalties or civil or criminal fines.

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

There are numerous U.S. federal and state, as well as foreign, laws pertaining to healthcare fraud and abuse, including anti-kickback, false claims and physician transparency laws. Our business practices and relationships with providers are subject to scrutiny under these laws. We may also be subject to privacy and security regulation related to patient, customer, employee and other third-party information by both the federal government and the states and foreign jurisdictions in which we conduct our business. The healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

•
The federal Anti-Kickback Statute, which prohibits, among other things, individuals and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration (including any kickback, bribe or rebate), directly or indirectly, in cash or in kind, to induce either the referral of an individual or furnishing or arranging for a good or service, for which payment may be made, in whole or in part, under federal healthcare programs, such as Medicare and Medicaid;
•
The federal and state civil and criminal false claims laws and civil monetary penalties laws, including the federal civil False Claims Act, which prohibit, among other things, individuals and entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, state Medicaid programs, other third-party payors, or other federal healthcare programs that are false or fraudulent;

•
The federal Civil Monetary Penalties Law, which prohibits, among other things, individuals and entities from offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;
•
HIPAA, which created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;
•
Federal disclosure laws, such as the Physician Payments Sunshine Act, which require certain applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or CHIP to report annually to the CMS information related to payments and other transfers of value to physicians, which is defined broadly to include other healthcare providers, and teaching hospitals, and to report annually ownership and investment interests held by physicians and their immediate family members;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH Act"), and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements;
•
The FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•
Federal and state laws and regulations regarding billing and claims payment applicable to our products and regulatory agencies enforcing those laws and regulations; and
•
Analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm customers, foreign and state laws, including the GDPR, governing the privacy and security of personal (including health) information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and state laws related to insurance fraud in the case of claims involving private insurers.

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

Our activities, including those relating to providing billing, coding, coverage and reimbursement information about procedures using our products to our customers and the sale and marketing of our products, may be subject to scrutiny under these laws. The growth of our business and sales organization and our expansion outside of the United States may increase the potential of violating these laws or our internal policies and procedures. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business, and could result in a material adverse effect on our reputation. If our operations are found to be in violation of any of the federal, state and foreign laws described above or any other current or future fraud and abuse or other healthcare laws and regulations that apply to us, we may be subject to significant penalties, including significant criminal, civil, and administrative penalties, damages, fines, exclusion from participation in government programs, such as Medicare and Medicaid, imprisonment, contractual damages, reputation harm and disgorgement and we could be required to curtail, restructure or cease our operations. Any of the foregoing consequences will negatively affect our business, financial condition and results of operations.

The scope and enforcement of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Our current or future activities could be subject to challenge under these laws. Any of these challenges could have a material adverse effect on our reputation, business, financial condition and operating results.

If we are found to have violated laws concerning the privacy and security of patient health information or other personal information, we could be subject to civil or criminal penalties, which could increase our liabilities or harm our reputation or business.

In the conduct of our business, we may at times process personal information, including health-related personal information. The U.S. federal government and various states and regulatory agencies, including the FDA, have adopted or proposed laws, regulations, guidelines and rules for the collection, distribution, use and storage of personal information of individuals. These laws include HIPAA and related regulations, as well as the CCPA and the CPRA. In addition, certain state and non-U.S. laws, such as GDPR, govern the privacy and security of personal (including health) data in certain circumstances, some of which are more stringent than U.S. federal law and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation.

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

Our research and development operations involve the use of hazardous substances, such as isopropyl alcohol and various adhesives. We are subject to a variety of federal, state, local and foreign environmental laws and regulations relating to the storage, use, handling, generation, manufacture, treatment, discharge and disposal of, hazardous substances. Our products may also contain hazardous substances, and they are subject to laws and regulations relating to labeling requirements and to their sale, collection, recycling, treatment, storage and disposal. Compliance with these laws and regulations may be expensive and noncompliance could result in substantial fines and penalties. Environmental laws and regulations also impose liability for the remediation of releases of hazardous substances into the environment and for personal injuries resulting from exposure to hazardous substances, and they can give rise to substantial remediation costs and to third-party claims, including for property damage and personal injury. Liability under environmental laws and regulations can be joint and several and without regard to fault or negligence, and they tend to become more stringent over time, imposing greater compliance costs and increased risks and penalties associated with violations. We cannot assure you that violations of these laws and regulations, or releases of or exposure to hazardous substances, will not occur in the future or have not occurred in the past, including as a result of human error, accidents, equipment failure or other causes. The costs of complying with environmental laws and regulations, and liabilities that may be imposed for violating them, or for remediation obligations or responding to third-party claims, could negatively affect our business, financial condition and results of operations.

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
•
Actual or anticipated quarterly variations in our or our competitors’ results of operations;
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
•
The results of our clinical trials;
•
The loss of key personnel, including changes in our board of directors or management;
•
Product recalls or other problems associated with our products;

•
Legislation or regulation of our market;
•
Lawsuits threatened or filed against us;
•
The announcement of new products or product enhancements by us or our competitors;
•
Announced or completed acquisitions of businesses or technologies by us or our competitors;
•
Announcements related to patents issued to us or our competitors and related litigation; and
•
Developments in our industry.

In recent years, including as the result of the COVID-19 pandemic, the stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies. Broad market and industry factors may significantly affect the market price of our common stock, regardless of our actual operating performance.

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

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. In particular, we must perform system and process evaluations, document our controls and perform testing of our key controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. We have incurred significant expense and devoted substantial management effort to complying with the requirements of Section 404 of the Sarbanes-Oxley Act, which we expect will continue. We anticipate hiring additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to support future growth. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act or if we encounter difficulties in the timely and accurate reporting of our financial results, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, our investors could lose confidence in our reported financial information, the market price of our stock may decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources.

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

Item 1B. Unresolved Staff Comments

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

Item 3. Legal Proceedings.

On September 16, 2021, we filed suit in the U.S. District Court for the District of Delaware (C.A. No. 1:21-cv-01317) alleging that Ivantis, Inc. directly or indirectly infringes U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 by making, using, selling, and offering for sale the Hydrus® Microstent. Our complaint seeks money damages and injunctive relief. On July 29, 2022, we filed an amended complaint adding Alcon Inc., Alcon Vision LLC, and Alcon Research, LLC as defendants and alleging that all defendants also directly or indirectly infringe U.S. Patent No. 11,389,328. A five-day jury trial is scheduled to commence on April 8, 2024. Ivantis and Alcon filed petitions with the USPTO seeking inter partes review of U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 (IPR2022-01529, IPR2022-01530, IPR2022-01533, IPR2022-01540). Around the end of the first quarter of 2023, the USPTO will determine whether to institute inter partes review proceedings. If any inter partes review is instituted, the USPTO would make validity findings as to the affected patent(s) by the end of March 2024. We are presently unable to predict the outcome of this lawsuit or inter partes review, or to reasonably estimate the potential financial impact of the lawsuit or inter partes review on the Company, if any.

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

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock has been listed on The Nasdaq Global Market under the symbol “SGHT” since July 15, 2021. Prior to this date, there was no public market for our common stock.

Holders of Record

As of March 9, 2023, there were approximately 13 holders of record of our common stock. The actual number of stockholders is greater than this number of holders of record and includes stockholders who are beneficial owners but whose shares are held in the street name by brokers and other nominees.

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

Item 6. [Reserved.]

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

•
comprehensively understand disease physiology;
•
develop products that are intended to restore natural physiological functionality to diseased eyes;
•
develop and market products that achieve superior effectiveness versus current treatment paradigms while minimizing complications or side effects;
•
provide intuitive, patient friendly solutions to ophthalmologists and optometrists; and
•
deliver compelling economic value to all stakeholders, including patients, providers and third-party payors such as Medicare and commercial insurers.

Our initial product development has focused on the treatment of two of the world’s most prevalent and underserved eye diseases, glaucoma and dry eye disease. We have commercialized products in each of our two reportable segments; Surgical Glaucoma and Dry Eye. Our Surgical Glaucoma segment consists of sales of the OMNI and SION, while our Dry Eye segment includes sales of the TearCare, and related components and accessories. Each product is primarily sold through a highly-involved direct sales model that offers intensive education, training and customer service. We believe this philosophy and model not only enables us to differentiate our products and our overall company from competitors, but also to expand our addressable market by educating ECPs, patients and other stakeholders on our products and evolving treatment paradigms. Outside of the U.S., we have historically sold OMNI primarily through a network of distributors, although we began employing a small direct sales force outside of the United States in 2021.

We sell OMNI and SION to facilities where ophthalmic surgeons perform outpatient procedures, mainly ASCs and HOPDs, which are typically reimbursed by Medicare or private payors for procedures using our products. We sell TearCare to optometrist and ophthalmologist practices. Currently, there is no meaningful reimbursement coverage by Medicare or private payors for MGD procedures, including TearCare, and patients typically pay out-of-pocket for TearCare. We are continuing our controlled commercial launch and are focused on our comprehensive, clinical data-driven long-term market development plan that aims to improve awareness and patient access to TearCare. We have dedicated meaningful resources to execute our commercial strategy and we continue to expand our sales organization through additional sales representatives and territories. The overall success of our approach to eyecare to date is evidenced by the over 130,000 estimated uses of OMNI and its direct predicates in over 1,500 hospitals and ASCs in the U.S. and Europe, and over 20,000 estimated uses of TearCare in over 1,000 eyecare facilities in the U.S. through December 31, 2022.

We currently operate no manufacturing facilities and instead contract with third parties for our production requirements. We believe our suppliers will be able to meet our current and anticipated manufacturing needs across all our products. We plan to continue to utilize third party contract manufacturers for our products and any related components.

Our gross margin in our Surgical Glaucoma segment for the years ended December 31, 2022 and 2021 was 87.4% and 86.1%, respectively. In 2021, we shifted our primary production of OMNI from a U.S.-based third-party contract manufacturer, to a lower cost, higher volume contract manufacturer in Asia. We are in the process of supplementing this OMNI production capacity with a U.S.-based contract manufacturer. These cost optimization initiatives contributed to the increase in gross margins in our Surgical Glaucoma segment. Our gross margin in our Dry Eye segment for the years ended

December 31, 2022 and 2021 was 29.1% and 13.1%, respectively. The TearCare System includes the SmartHub component, which is typically only sold in initial purchase orders, and single-use SmartLids which are sold as part of initial purchase orders and through repeat orders as the ECP performs procedures over time. Given the earlier stage of TearCare’s commercial development, we expect our Dry Eye segment’s gross margins to be lower than our Surgical Glaucoma segment’s gross margins for the near and medium-term due to the allocation of fixed labor and overhead costs to the segment's cost of goods sold.

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

To date, our primary sources of capital has been private placements of redeemable convertible preferred stock, debt financing agreements, the sale of common stock in our IPO, and revenue from the sale of our products. In July 2021, we completed our IPO, receiving net proceeds of $252.2 million. As of December 31, 2022, we had an outstanding term loan balance of $35.0 million (excluding debt discount and amortized debt issuance costs), cash and cash equivalents of $185.0 million and an accumulated deficit of $239.2 million.

During the year ended December 31, 2022, we generated revenue of $71.3 million, with a gross margin of 82.7%. Our net loss for the year ended December 31, 2022 was $86.2 million. For the year ended December 31, 2021, we generated revenue of $49.0 million, with a gross margin of 82.4%. Our net loss for the year ended December 31, 2021 was $63.0 million. For all periods presented, substantially all of our revenue was generated from customers in the U.S.

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

We introduced our SION Surgical Instrument in the third quarter of 2022. SION satisfies the American Academy of Ophthalmology definition of goniotomy and is registered with the FDA as a Class I 510(k) exempt device. SION’s bladeless design, micro-engineered and precision manufactured using specialized lasers, excises tissue without cutting. SION grasps and removes diseased tissue as the surgeon sweeps the instrument around Schlemm’s canal with a single smooth motion. The bladeless technology of SION was developed with leading ophthalmic surgeons to improve safety and ease of use by eliminating the need to navigate sharp instrumentation within the eye’s anterior chamber and iridocorneal angle anatomy. SION allows us to serve specific subsets of customers who may prioritize a faster or simpler procedure. Our target customers for SION include three types of combination cataract MIGS surgeons that are distinct from target OMNI customers: 1) high volume cataract surgeons seeking to perform the quickest MIGS procedures, 2) surgeons who are initially less experienced with MIGS such as surgical fellows at academic institutions and 3) surgeons looking for the most cost effective MIGS procedures in facilities that may emphasize procedural profitability. We believe that these use cases have very little overlap with the use cases for our OMNI device. Our ability to establish SION as a product with differentiated ease of use, safety and efficacy will be an important driver of SION’s commercial growth and success.

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

Operational Excellence and Cost Efficiency

We aim to achieve operating and financial milestones with optimal capital efficiency, and focus on our market value relative to invested capital as a key measurement of our performance. To date, we have raised $402.4 million in net proceeds from equity and debt financings, including $252.2 million from our IPO. With a portion of these net proceeds (our December 31, 2022 cash and equivalents was $185.0 million), we believe we have developed and commercially launched two clinically differentiated products, funded multiple completed and ongoing clinical trials, and built our management team and company infrastructure to support the continued growth of our business. We believe that this level of operational and commercial progress relative to our total capital investment to date compares favorably to medical technology peers. We seek to design products that can achieve attractive long-term gross margins.

Components of Our Results of Operations

Revenue

We currently derive the majority of our U.S. revenue from the sale of OMNI and SION to ASCs and HOPDs and TearCare to ophthalmology and optometry practices. During the years ended December 31, 2022 and 2021, the revenues from our Surgical Glaucoma segment accounted for over 90% of our total revenues. Substantially all of our revenues for both periods were generated from sales within the U.S. Our Surgical Glaucoma customers place orders based on their expected procedure volume and reorder as needed, typically on a biweekly, monthly or bimonthly basis. Our TearCare customers typically purchase a TearCare System which consists of one or more SmartHubs, multiple single-use SmartLids and other accessories. After utilizing their initial inventory, customers can reorder SmartLids as needed. No single customer accounted for 10% or more of our revenue for the years ended December 31, 2022 and 2021.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

	Year Ended December 31,		Change
	2022	2021	$	%
	(unaudited)
Revenue
Surgical Glaucoma	$65,594	$46,496	$19,098	41.1%
Percentage of total revenue	92.0%	95.0%
Dry Eye	5,737	2,460	3,277	133.2
Percentage of total revenue	8.0%	5.0%
Total	71,331	48,956	22,375	45.7
Cost of goods sold
Surgical Glaucoma	8,295	6,473	1,822	28.1
Dry Eye	4,066	2,137	1,929	90.3
Total	12,361	8,610	3,751	43.6
Gross profit
Surgical Glaucoma	57,299	40,023	17,276	43.2
Dry Eye	1,671	323	1,348	417.3
Total	58,970	40,346	18,624	46.2
Gross margin
Surgical Glaucoma	87.4%	86.1%
Dry Eye	29.1%	13.1%
Total	82.7%	82.4%
Operating expenses
Research and development	22,859	15,634	7,225	46.2
Selling, general and administrative	120,065	76,190	43,875	57.6
Total operating expenses	142,924	91,824	51,100	55.6
Loss from operations	(83,954)	(51,478)	(32,476)	63.1
Interest expense	(4,466)	(4,366)	(100)	2.3
Other income (expense), net	2,225	(6,928)	9,153	(132.1)

Loss before income tax	(86,195)	(62,772)	(23,423)	37.3
Provision (benefit) for income tax	$47	$188	(141)	(75.0)
Net loss and comprehensive loss	(86,242)	(62,960)	$(23,282)	37.0%

Revenue. Revenue in the year ended December 31, 2022 was $71.3 million, an increase of $22.4 million, or 45.7%, from our revenue in 2021. Surgical Glaucoma and Dry Eye sales contributed $65.6 million and $5.7 million, respectively. The overall increase in Surgical Glaucoma revenue was primarily attributable to a significant increase in the number of OMNI units sold in the year ended December 31, 2022 as a result of growth in the number of facilities ordering OMNI and an increase in unit utilization per ordering facility, as well as the introduction of SION in the third quarter of 2022. Our Dry Eye revenues increased in the year ended December 31, 2022 versus the prior year due to the continued growth in our installed base of facilities that have purchased TearCare. Surgical Glaucoma sales represented 92.0% and 95.0% of our revenue generated in the years ended December 31, 2022 and 2021, respectively.

Cost of Goods Sold and Gross Profit. Cost of goods sold during the year ended December 31, 2022, increased $3.8 million compared to the prior year. The increase was driven by an increase both our Surgical Glaucoma and Dry Eye segments. Dry Eye cost of goods sold increased $1.9 million in the year ended December 31, 2022 over the prior year, which was driven by increased sales activity, as well as by $0.9 million of charges in 2022 associated with a voluntary recall of our SmartHub 1.0 devices. Our Surgical Glaucoma cost of goods sold increased $1.8 million as compared to 2021, which was primarily driven by an increase in sales activity.

Our total gross profit was $59.0 million for the year ended December 31, 2022, an increase of $18.6 million compared to the prior year. Our total gross margin increased from 82.4% to 82.7% from the year ended December 31, 2021 to the year ended December 31, 2022. The increase in gross margin was primarily due to increased sales volume in OMNI units and manufacturing efficiencies. Gross margin in our Surgical Glaucoma segment was 87.4% for the year ended December

31, 2022, an increase from 86.1% for the prior year period. In our Dry Eye segment, gross margin increased from 13.1% in 2021, to 29.1% for the year ended December 31, 2022.

Research and Development Expenses. R&D expense for the year ended December 31, 2022 was $22.9 million, an increase of $7.2 million compared to the prior year. The increase was primarily attributable to a $3.9 million increase in personnel expenses as a result of increased headcount, including a $0.9 million increase in stock-based compensation expense. In addition, there was a $2.1 million increase in clinical studies expense and $0.8 million increase in legal expenses incurred.

Selling, General, and Administrative Expenses. SG&A expenses were $120.1 million for the year ended December 31, 2022, an increase of $43.9 million from the prior year comparable period. The increase was attributable to a $27.9 million increase in personnel expenses as a result of increased headcount, which included a $7.0 million increase in stock-based compensation expense. In addition to personnel expense increases, our SG&A expense from 2021 to the 2022 period included a $6.1 million increase in professional services expense, including consulting and legal expenses, a $3.8 million increase in marketing expenses, a $1.9 million increase in training, events, and demos, and a $1.7 million increase in travel expenses.

Interest Expense. Interest expense was consistent during the year ended December 31, 2022 compared to the year ended December 31, 2021.

Other Income (Expense), Net. Other income (expense), net was $2.2 million for the year ended December 31, 2022 as compared to an expense of $6.9 million for the year ended December 31, 2021. The income in the current year is attributable to the amortization of purchase discounts on held-to-maturity cash-equivalent investments. During the related prior year comparable period, the expense relates to the remeasurement of our convertible preferred stock warrants and recognition of the change in fair value. As detailed in the notes to our financial statements included herein, the convertible preferred stock warrants were automatically converted into common stock warrants concurrent with our IPO and subsequently exercised in the third quarter of fiscal year 2021.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Years Ended December 31,
	2022	2021

Net cash used in operating activities	$(75,965)	$(52,540)
Net cash used in investing activities	$(970)	$(813)
Net cash provided by financing activities	$1,248	$252,529
Net (decrease) increase in cash	$(75,687)	$199,176

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $76.0 million, consisting primarily of a net loss of $86.2 million and a net change in our operating assets and liabilities of $5.7 million, partially offset by non-cash charges of $16.0 million. The change in our net operating assets and liabilities was primarily due to a $6.8 million increase in accounts receivable and a $3.3 million increase in inventory to support the continued growth of our operations. The Company had a $0.7 million decrease in accounts payable, while accrued compensation, as well as accrued and other current liabilities, increased $4.0 million, driven by the timing of payments on invoices and bonuses. The non-cash charges primarily consisted of $13.0 million related to stock-based compensation, $0.7 million of depreciation, $0.7 of accretion of debt discount and amortization of debt issuance costs, and $0.5 million of noncash operating lease expense.

Net cash used in operating activities for the year ended December 31, 2021 was $52.5 million, consisting primarily of a net loss of $63.0 million and a net change in our operating assets and liabilities of $4.3 million, partially offset by non-cash charges of $14.7 million. The change in our net operating assets and liabilities was primarily due to a $3.7 million increase in accounts receivable, a $3.0 million increase in our prepaid expenses to support the continued growth of our operations, and a $1.3 million increase in inventory. Partially offsetting those changes was a $1.2 million increase in accounts payable, a $1.9 million increase in accrued compensation, and a $0.3 million increase in accrued and other current liabilities, driven by the timing of payments on invoices and bonuses. The non-cash charges primarily consisted of $6.9 million from the fair value remeasurement of our convertible preferred stock warrants, $5.1 million related to stock-based compensation, $0.7 million of accretion of debt discount and amortization of debt issuance costs, $0.6 million in depreciation and amortization, $0.6 million of noncash operating lease expense, and $0.4 million provision for excess and obsolete inventories.

Net Cash Used in Investing Activities

Net cash used in investing activities in the years ended December 31, 2022 and 2021 was $1.0 and $0.8 million, consisting of purchases of property and equipment.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities in the year ended December 31, 2022 of $1.2 million primarily relates to proceeds from the exercise of common stock options and proceeds from employee stock purchase plan purchases.

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

As of December 31, 2022, we had cash and cash equivalents of $185.0 million, an accumulated deficit of $239.2 million and $35.0 million outstanding under our term loan agreement (before debt discount). Based on our current planned operations, we expect our cash and cash equivalents and additional borrowings available under the 2020 Term Loan and the 2020 Revolver will enable us to fund our operations for at least the next twelve months and the foreseeable future.

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

Our obligations under the 2020 MidCap Credit Facility are guaranteed by us and our future subsidiaries, subject to exceptions for certain foreign subsidiaries. Our obligations under the agreements are secured by substantially all of our assets, including our material intellectual property. Additionally, we are subject to customary affirmative and negative covenants, including covenants that limit or restrict the ability of us to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. As of December 31, 2022, we were in compliance with all financial and non-financial covenants.

The 2019 MidCap Credit Facility and 2020 MidCap Credit Facility each contain events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross-defaults and bankruptcy and insolvency events.

2020 Term Loan

The 2020 Term Loan agreement amended the maturity date to November 1, 2025 and adjusted the stated floating interest rate to reserve-adjusted SOFR, plus 7.00%. Outstanding principal amounts of Tranche One Loans and Tranche Two Loans borrowed under the 2019 Term Loan were designated as Tranche One Loans and Tranche Two Loans under the

2020 Term Loan. The Tranche Three Loan commitment amount was increased to $21.0 million and the full amount was drawn in November 2020. Principal payments under the 2020 Term Loan have been extended and are scheduled to begin in December 2023. However, if certain conditions are met, the initiation of principal payments can be delayed to December 2024. We currently expect that we will be in a position to meet the conditions necessary to extend the commencement date for the initiation of principal payments under the 2020 Term Loan from December 1, 2023 to December 1, 2024. In addition, the final payment fee was amended to 6.0%. We are subject to certain financial and non-financial covenants.

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

2020 Revolver

The maturity date of the 2020 Revolver was amended to November 1, 2025 and the stated floating interest rate was adjusted to reserve-adjusted SOFR plus 7.00%. As of December 31, 2022, $5.0 million was available to be drawn under the 2020 Revolver which remains undrawn. Other key terms of the 2020 Revolver remained substantially unchanged compared to those of 2019 Revolver.

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

Critical Accounting Estimates

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

Stock-Based Compensation

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

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Sight Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sight Sciences, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 16, 2023

We have served as the Company’s auditor since 2019.

SIGHT SCIENCES, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$185,000	$260,687
Accounts receivable, net	15,148	8,709
Inventory, net	6,114	3,475
Prepaid expenses and other current assets	3,415	4,164
Total current assets	209,677	277,035
Property and equipment, net	1,571	1,454
Operating lease right-of-use assets	1,614	1,495
Other noncurrent assets	211	202
Total assets	$213,073	$280,186
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,688	$3,351
Accrued compensation	7,352	5,987
Accrued and other current liabilities	7,777	4,166
Total current liabilities	17,817	13,504
Long-term debt	33,313	32,656
Other noncurrent liabilities	1,867	1,919
Total liabilities	52,997	48,079
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock par value of $0.001 per share; 10,000,000 authorized; no shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Common stock par value of $0.001 per share; 200,000,000 shares authorized as of December 31, 2022 and 2021, respectively; 48,298,138 and 47,504,704 shares issued and outstanding as of December 31, 2022 and 2021, respectively	48	48
Additional paid-in-capital	399,271	385,060
Accumulated deficit	(239,243)	(153,001)
Total stockholders’ equity	160,076	232,107
Total liabilities and stockholders’ equity	$213,073	$280,186

The accompanying notes are an integral part of these consolidated financial statements.

SIGHT SCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2022	2021
Revenue	$71,331	$48,956
Cost of goods sold	12,361	8,610
Gross profit	58,970	40,346
Operating expenses:
Research and development	22,859	15,634
Selling, general and administrative	120,065	76,190
Total operating expenses	142,924	91,824
Loss from operations	(83,954)	(51,478)
Interest expense	(4,466)	(4,366)
Other income (expense), net	2,225	(6,928)
Loss before income taxes	(86,195)	(62,772)
Provision for income taxes	47	188
Net loss and comprehensive loss	$(86,242)	$(62,960)
Net loss per share attributable to common stockholders, basic and diluted	$(1.80)	$(2.36)
Weighted-average shares outstanding, basic and diluted	47,849,058	26,734,097

The accompanying notes are an integral part of these consolidated financial statements.

SIGHT SCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2020	12,767,202	$117,331	9,509,182	$9	$1,183	$(90,041)	$(88,849)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(12,767,202)	(117,331)	25,534,404	26	117,305	—	117,331
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs of $23.8 million	—	—	11,500,000	12	252,162	—	252,174
Conversion of redeemable convertible preferred stock warrants to common stock warrants upon initial public offering	—	—	—	—	8,973	—	8,973
Exercise of common stock warrants	—	—	483,554	1	(1)	—	—
Exercise of stock options			477,564		355		355
Stock-based compensation expense	—	—	—	—	5,083	—	5,083
Net loss and comprehensive loss	—	—	—	—	—	(62,960)	(62,960)
Balance at December 31, 2021	—	—	47,504,704	48	385,060	(153,001)	232,107
Issuance of common stock upon exercise of stock options	—	—	683,482	—	576	—	576
Issuance of common stock upon vesting of restricted stock units	—	—	11,028	—	—	—	—
ESPP Purchase	—	—	98,924	—	672	—	672
Stock-based compensation expense	—	—	—	—	12,963	—	12,963
Net loss	—	—	—	—	—	(86,242)	(86,242)
Balance at December 31, 2022	—	—	48,298,138	48	399,271	(239,243)	160,076

The accompanying notes are an integral part of these consolidated financial statements.

SIGHT SCIENCES, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(86,242)	$(62,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	710	632
Accretion of debt discount and amortization of debt issuance costs	657	701
Stock-based compensation expense	12,963	5,083
Provision for doubtful accounts receivable	402	348
Provision for excess and obsolete inventories	614	436
Noncash operating lease cost	542	569
Change in fair value of redeemable convertible preferred stock warrant	—	6,861
Loss on disposal of property and equipment	85	115
Changes in operating assets and liabilities:
Accounts receivable	(6,841)	(3,694)
Inventory	(3,253)	(1,313)
Prepaid expenses and other current assets	751	(3,003)
Other noncurrent assets	(10)	185
Accounts payable	(694)	1,168
Accrued compensation	1,364	1,918
Accrued and other current liabilities	2,634	342
Other noncurrent liabilities	353	72
Net cash used in operating activities	(75,965)	(52,540)
Cash flows from investing activities:
Purchases of property and equipment	(970)	(813)
Net cash used in investing activities	(970)	(813)
Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	—	256,680
Payment of other offering costs related to the initial public offering	—	(4,506)
Proceeds from exercise of common stock options	576	355
Proceeds from employee stock purchase plan purchases	672	—
Net cash provided by financing activities	1,248	252,529
Net change in cash and cash equivalents	(75,687)	199,176
Cash and cash equivalents at beginning of period	260,687	61,511
Cash and cash equivalents at end of period	$185,000	$260,687

Supplemental disclosure of cash flow information
Cash paid for interest	$3,252	$3,105
Supplemental disclosure of non-cash investing and financing information
Acquisition of property and equipment included in accounts payable and accrued liabilities	$103	$162
Common Stock issued on conversion of convertible preferred stock	$—	$117,331
Common stock warrants issued on conversion of preferred stock warrants and the reclassification of the warrant liability	$—	$8,973

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

The Company has two reportable operating segments: Surgical Glaucoma and Dry Eye. The product portfolio for the Surgical Glaucoma segment features the OMNI® Surgical System, a device that facilitates the performance of both canaloplasty and trabeculotomy with a single device and single corneal incision to reduce intraocular pressure in adult patients with primary open-angle glaucoma, as well as the SION™ Surgical Instrument, the first bladeless device used in goniotomy. The product portfolio for the Dry Eye segment consists of the TearCare® System ("TearCare") for ophthalmologists and optometrists. TearCare is a wearable eyelid technology that delivers highly targeted and adjustable heat to the meibomian glands of the eyelids in adult patients with evaporative dry eye disease due to meibomian gland disfunction.

Initial Public Offering

In July 2021, the Company completed an initial public offering (“IPO”) of its common stock in which the Company issued and sold 10,000,000 shares of its common stock, and sold an additional 1,500,000 shares of common stock upon the full exercise of the underwriters’ option to purchase additional shares of the Company's common stock. These sales occurred at the initial public offering price of $24.00 per share. The Company received net proceeds of approximately $252.2 million from the IPO.

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

Significant Risks and Uncertainties

Since inception, the Company has incurred losses and negative cash flows from operations. As of December 31, 2022, the Company had an accumulated deficit of $239.2 million and recorded a net loss of $86.2 million for the year then ended and expects to incur additional losses in the future. If the Company’s revenue levels from its products are not sufficient or if the Company is unable to secure additional funding when desired, the Company may need to delay the development of its products, scale back its business and operations, or change its business strategy.

The Company believes that its existing sources of liquidity will satisfy its working capital and capital requirements for at least 12 months from the issuance of its financial statements. Any failure to generate increased revenues, achieve improved gross margins, or control operating costs could require the Company to raise additional capital through equity or debt financing. Such additional financing may not be available on acceptable terms, or at all, and could require the Company to modify, delay, or abandon some of its planned future expansion or expenditures or reduce some of its ongoing operating costs, which could harm its business, operating results, financial condition, and ability to achieve its intended business objectives.

Outbreaks of infectious diseases, including the COVID-19 pandemic, have impacted, and may in the future impact, demand for the Company's products, which are used in procedures and therapies that are considered elective. These incidents may cause the Company to experience reduced customer demand and may have an unfavorable impact on other areas of the Company's business including, but not limited to, supply chain, third party manufacturing, research and development costs and clinical studies. The full effect of these incidents on the Company's financial condition and results of operations is uncertain and cannot be predicted with confidence.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). The Company’s consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sight Sciences UK, Ltd and Sight Sciences GmbH. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expense during the reporting period. The most significant estimates related to the provision for doubtful accounts receivable, inventory excess and obsolescence, the selection of useful lives of property and equipment, determination of the fair value of stock option grants, and provisions for income taxes and contingencies. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the financial statements. Actual results could differ from these estimates and such differences could be material to the Company’s financial position and results of operations.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and short-term and long-term debt. The Company's cash equivalents include U.S. treasury securities that are classified as held-to-maturity and recorded at amortized cost in the financial statements. The Company states accounts receivable, accounts payable, and accrued and other current liabilities at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The carrying amount of the Company’s short-term debt approximates its fair value as the effective interest rate approximates market rates currently available to the Company.

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

For the years ended December 31, 2022 and 2021, there were no customers that represented 10% or more of the Company's revenue.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less, when purchased, to be cash and cash equivalents. As of December 31, 2022, cash and cash equivalents includes $144.3 million of U.S. treasury securities that are classified as held-to-maturity and recorded at amortized cost in the financial statements. As of December 31, 2022 and 2021, the remainder of cash and cash equivalents consists primarily of checking and savings deposits, which are recorded at cost, which approximate fair value. The Company’s cash balances exceed those that are federally insured. To date, the Company has not recognized any losses caused by uninsured balances.

Accounts Receivable and Provision for Doubtful Accounts

Accounts receivable are stated at invoiced amounts, net of estimated provisions for doubtful accounts. The majority of customers are not extended credit and, therefore, time to maturity for receivables is short. The Company makes estimates of the collectability of customer accounts and provisions based primarily on analysis of historical trends and experience and changes in customers’ financial condition. The Company uses its judgment, based on the best available facts and circumstances, and records a provision against amounts due to reduce the receivable to the amount that is expected to be collected. These specific provisions are reevaluated and adjusted as additional information is received that impacts the amount reserved. To date, the Company has not experienced material credit-related losses. The provision for doubtful accounts was $1.0 million and $0.6 million as of December 31, 2022 and 2021, respectively.

Inventory, net

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

Impairment of Long-Lived Assets

The Company assesses long-lived assets, including property and equipment, whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If indicators of impairment exist, an impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition are less than their carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of the long-lived assets exceeds their fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. The Company did not record any impairment of long-lived assets for the years ended December 31, 2022 and 2021.

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

Revenue recognized during the years ended December 31, 2022 and 2021 relates entirely to the sale of the Company’s products within the Surgical Glaucoma and Dry Eye segments. These sales are primarily to hospitals, medical centers, and eyecare professions ("ECPs") throughout the United States through sales representatives and distributors.

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

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expenses for fiscal years 2022 and 2021 were $2.6 million and $2.1 million, respectively, included in selling, general, and administrative expenses in the statements of operations and comprehensive loss.

Stock-Based Compensation

The Company's equity incentive plan permits the grant of stock-based awards, such as stock options and restricted stock units ("RSUs"), to employees and directors, as well as allows employees to purchase stock through an employee stock purchase plan ("ESPP"). The Company measures and records the expense related to stock-based payment awards based on the fair value of those awards as determined on the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period and uses the straight- line method to recognize stock-based compensation, and accounts for forfeitures as they occur. The Company selected the Black-Scholes-Merton (“Black-Scholes”) option-pricing model as the method for determining the estimated fair value for stock options and the employee stock purchase plan ("ESPP"). The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, which determine the fair value of share-based awards, including the option’s expected term, expected volatility of the underlying stock, risk-free interest rate and expected dividend yield.

The fair value of RSU awards is determined based on the number of units granted and the closing price of the Company's common stock as of the grant date. The Company expenses the fair value of stock-based compensation awards on a straight-line basis over the requisite service period, which is the period in which the related services are received.

Currency Remeasurement

Foreign currency transaction gains and losses are recorded in other income (expense), net in the Company’s statements of operations and such amounts have not been material for all periods presented.

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

Comprehensive Loss

Comprehensive loss represents all changes in stockholders’ equity except those resulting from distributions to stockholders. There have been no items qualifying as other comprehensive income (loss) and, therefore, for all periods presented, there was no difference between comprehensive loss and the Company’s reported net loss.

Net loss per share attributable to common stockholders

Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company considers all series of its restricted stock awards to be participating securities as the holders are entitled to receive dividends on a pari passu basis in the event that a dividend is paid on common stock. Under the two-class method, the net loss attributable to common stockholders is not allocated to the restricted stock awards as the holders of the Company’s restricted stock awards do not have a contractual obligation to share in losses.

Basic and diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period without consideration of potentially dilutive securities. The Company’s potentially dilutive shares, which consist of outstanding common stock options and restricted stock awards, were excluded in the computation of diluted net loss per share for the period as the result would be anti-dilutive.

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

Recent Accounting Pronouncements

Accounting Standards Adopted

In the fourth quarter of 2022, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, issued in December 2019. The amendments in ASU 2019-12 simplify the accounting for income taxes by eliminating certain exceptions related to the approach for intra-period tax allocation and modified the methodology for calculating income taxes in an interim period. It also clarifies and simplifies other aspects of the accounting for income taxes. The amendments in ASU 2019-12 were adopted with no material impact on the Company's consolidated financial statements or its note disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The guidance also establishes (1) a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and (2) certain elective hedge accounting expedients. The amendment is effective for all entities through December 31, 2022. The Company evaluated the effect of this new guidance and did not elect to utilize any of the option expedients or exceptions permitted. The guidance did not have material impact on the Company’s consolidated financial statements or its note disclosures.

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. The guidance is effective for the Company beginning in the first quarter of 2023. The Company has evaluated the impact of adopting this guidance and it will not have a material impact on the Company’s financial statements and related disclosures.

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

The Company's cash and cash equivalents included Level 1 investments in treasury securities of $144.4 million as of December 31, 2022. These securities are classified as held-to-maturity and all have been purchased with original maturities of 90 days or less. Held-to-maturity debt securities are recorded at amortized cost in the financial statements. As of December 31, 2021, there were no investments in treasury securities.

	As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. Treasury Securities	$144,319	$45	$—	$144,364

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of December 31, 2022 and 2021, total debt of $33.3 million and $32.7 million is reported at amortized cost, respectively. This outstanding debt is classified as Level 2 as it is not actively traded. The amortized cost of the outstanding debt approximates the fair value.

The Company measured the redeemable convertible preferred stock warrants using Level 3 unobservable inputs within the Black-Scholes option-pricing model. The key assumptions included the fair value of redeemable convertible preferred stock, volatility, risk-free interest rate, expected term (remaining contractual term of the warrants) and dividend yield. The Company had limited historical volatility information available, and the expected volatility was based on actual volatility for comparable public companies projected over the expected terms of the warrants. The Company did not apply a forfeiture rate to the warrants as there was not enough historical information available to estimate such a rate. The risk-free rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the warrants.

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

A summary of the changes in the fair value of the Company’s Level 3 financial instruments for the years ended December 31, 2021 is as follows (in thousands):

Redeemable convertible preferred stock warrants liabilities
Balance – December 31, 2020	$2,112
Change in fair value	6,861
Conversion of preferred stock warrants to common stock warrants upon the closing of the IPO	(8,973)
Balance – December 31, 2021	$—

The financial statements as of December 31, 2022 and 2021, do not include any assets or liabilities that are measured at fair value on a nonrecurring basis.

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	As of December 31,
	2022	2021
Tools and equipment	$2,173	$1,685
Computer equipment and software	37	100
Furniture and fixtures	282	254
Leasehold improvements	38	29
Construction in process	475	590
	3,005	2,658
Less: Accumulated depreciation	(1,434)	(1,204)
Property and equipment, net	$1,571	$1,454

Depreciation expense was $0.7 million and $0.6 million for the years ended December 31, 2022 and 2021 respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	As of December 31,
	2022	2021
Accrued expenses	$5,307	$2,726
Current portion of lease liabilities	1,033	510
Short term interest payable	348	275
Other accrued liabilities	1,087	655
Total accrued and other current liabilities	$7,775	$4,166

Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	As of December 31,
	2022	2021
Long term interest payable	$1,194	$841
Noncurrent portion of lease liabilities	635	1,040
Other noncurrent liabilities	38	38
Total other noncurrent liabilities	$1,867	$1,919

Note 5. Debt

In January 2019, the Company entered into credit and security agreements with MidCap Financial Services (the "Lender"), which provided a maximum of $25.0 million credit facility consisting of a $20.0 million senior secured term loan (the "2019 Term Loan") and a $5.0 million 2019 revolving loan (the "2019 Revolver" and collectively with the 2019 Term Loan, the “2019 MidCap Credit Facility”). In November 2020, the Company entered into amended and restated credit and security agreements with the same institution, which replaced the 2019 MidCap Credit Facility, and provided for a maximum $40.0 million credit facility consisting of a $35.0 million senior secured term loan (the "2020 Term Loan") and a $5.0 million revolving loan (the "2020 Revolver and collectively with the 2020 Term Loan, the “2020 MidCap Credit Facility”).

The obligations under the MidCap Credit Facility are guaranteed by the Company's current and future subsidiaries, subject to exceptions for certain foreign subsidiaries. Obligations under the agreements are secured by substantially all assets of the Company, including material intellectual property. Additionally, the Company is subject to customary affirmative and negative covenants as defined in the credit agreements, including covenants that limit or restrict the ability to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. As of December 31, 2022, the Company was in compliance with all financial and non-financial covenants.

The MidCap Credit Facility agreements each contain events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross-defaults and bankruptcy and insolvency events.

As of December 31, 2022 and 2021, $5.0 million was available to be drawn under the 2020 Revolver. The 2020 Revolver had not been drawn upon as of December 31, 2022 and 2021. Long-term and short-term debt was as follows (in thousands):

	As of December 31,
	2022	2021
2020 Term Loan	$35,000	$35,000
Total principal payments due	35,000	35,000
Less: debt discount related to warrant liability and issuance costs	(1,687)	(2,344)
Total amounts outstanding	33,313	32,656
Less: Current portion	—	—
Long-term debt	$33,313	$32,656

The repayment schedule relating to the principal amount of the Company’s 2020 Term Loan as of December 31, 2022, is as follows (in thousands):

Amount
2023	—
2024	(2,917)
2025	(32,083)
Thereafter	—
Total repayments	$(35,000)

Note 6. Commitments and Contingencies

Operating Lease Obligations

The Company’s leases include facility leases and storage leases. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. The Company estimates its incremental borrowing rate based on qualitative factors including company specific credit offers, lease term, general economics, and the interest rate environment. In the determining the lease term, the Company includes all renewal options that are reasonably probable to be executed.

During the first quarter of 2021, the Company entered into a lease to renew the corporate headquarters in Menlo Park, California. The lease commenced in early August 2021 and is for a term of 37 months from the commencement date. The Company recorded an aggregate right-of-use ("ROU") asset and lease liability of $1.5 million. The ROU asset and corresponding lease liability were estimated using a weighted-average incremental borrowing rate of 13.59%. Total base rent is approximately $1.6 million under the lease agreement.

During the fourth quarter of 2022, the Company entered into a supply agreement that is expected to last approximately 18 months. The supply agreement contained provisions that, when evaluated, indicated an embedded lease was present within the agreement. The agreement commenced in early December 2022 and the Company recorded an aggregate ROU asset and lease liability of $0.7 million. the ROU asset and corresponding lease liability were estimated using a weighted-average incremental borrowing rate of 10.75%. Total base rent under the agreement is approximately $0.7 million.

The Company recognizes rent expense on a straight-line basis over the noncancelable lease term. The Company’s rent expense was $0.7 million for both the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the remaining lease term for the lease was 1.6 years.

Operating lease expense and supplemental cash flow information related to operating leases for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease expense	$732	$702
Cash paid for operating leases	731	657
New operating lease assets obtained in exchange for operating lease liabilities	660	1,537

Aggregate future minimum lease payments at December 31, 2022 under these noncancelable operating leases was as follows (in thousands):

As of December 31,
2022
2023	$1,184
2024	662
Total future minimum lease payments	$1,846
Less: imputed interest	(178)
Present value of future minimum lease payments	$1,668
Less: current portion of operating lease liability	(1,033)
Operating lease liabilities - noncurrent	$635

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

The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings, and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations in a given period. As of December 31, 2022 and December 31, 2021, the Company was not involved in any material legal proceedings except as described above.

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director may be subject to any proceeding arising out of acts or omissions of such director in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director liability insurance. This insurance allows the transfer of risk associated with the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2022 and 2021.

Note 7. Stockholders' Equity

Common Stock

In connection with the IPO, the Company’s certificate of incorporation was amended and restated to provide for 200,000,000 authorized shares of common stock with a par value of $0.001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.001 per share. The holders of common stock were also entitled to receive dividends whenever funds are legally available, when and if declared by the board of directors. As of December 31, 2022, no dividends have been declared to date. Each share of common stock is entitled to one vote.

At December 31, 2022 and 2021, the Company had reserved common stock for future issuances as follows:

	December 31,
	2022	2021
Common stock options issued and outstanding	4,819,906	4,996,945
Common stock available for future grant	6,099,584	5,321,687
Restricted stock units outstanding	1,014,123	53,250
Shares available for future purchase under ESPP	1,226,123	850,000
	13,159,736	11,221,882

Note 8. Equity Incentive Plans

2011 Stock Option Plan and 2021 Equity Incentive Plan

In 2011, the Company established its 2011 Stock Option Plan (the “2011 Plan”) that provided for the granting of stock options to employees and nonemployees of the Company.

In July 2021, the board of directors and stockholders adopted and approved the 2021 Incentive Award Plan, (the “2021 Plan”). Under the 2021 Plan, the Company has the ability to issue incentive stock options ("ISOs"), nonqualified stock options ("NSOs"), stock appreciation rights, dividend equivalent rights, restricted stock awards, and restricted stock unit awards. Options under the 2021 Plan can be granted for periods of up to 10 years. For incentive stock options granted to a grantee who, at the time the option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any parent or subsidiary of the Company, the term of the incentive stock option may be granted for periods of up to five years. The ISOs and NSOs will be granted at a price per share not less than the fair value at the date of grant. The exercise price of an ISO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, as determined by the board of directors. Options granted to new hires generally vest over a four-year period, with 25% vesting at the end of one year and the remaining vesting in 36 equal monthly installments thereafter; options granted as merit awards generally vest monthly over a four-year period. The Company initially reserved 5,200,000 shares of common stock for future issuance under the 2021 Plan. This initial reserve will be increased annually on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031. These annual increases shall be equal to the lesser of (i) 5% of the aggregate number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Common Stock as determined by the Board, subject to certain limitations.

The 2011 Plan was terminated in connection with the IPO and no further grants will be made under the 2011 Plan from the date the 2021 Plan became effective. The terms under the 2011 Plan are consistent with those described above for the 2021 Plan.

At December 31, 2022 and 2021, there were 6,099,584 shares and 5,321,687 shares, respectively, of common stock available for issuance under the 2021 Plan, respectively.

Stock Option Awards

The following table summarizes stock option activity under the 2011 and 2021 Plans:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Average Intrinsic Value (in thousands)
Outstanding, December 31, 2021	4,996,945	$6.05	7.6	$58,420
Grants	1,388,900	17.04
Forfeited/cancelled	(882,457)	7.53
Exercised	(683,482)	0.84
Outstanding, December 31, 2022	4,819,906	$9.67	7.7	$19,463
Vested and exercisable as of December 31, 2022	2,288,715	$6.76	6.8	$14,220
Vested and expected to vest as of December 31, 2022	4,819,906	$9.67	7.7	$19,463

The weighted-average grant-date fair values of options granted during the year ended December 31, 2022 and 2021 was $9.56 and $11.35 per share, respectively. The aggregate intrinsic value of options exercised were $5.3 million during the year ended December 31, 2022. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise.

During the year ended December 31, 2022, the Company recorded stock-based compensation of $9.7 million related to options. As of December 31, 2022, the unrecognized stock-based compensation of unvested options was $22.8 million, which is expected to be recognized over a weighted-average period of 2.5 years.

Determination of fair value

The Company estimated the fair value of stock options using the Black-Scholes option-pricing model. The fair value of stock options is recognized on a straight-line basis over the requisite service periods of the awards. The fair value of stock options was estimated using the following weighted-average assumptions:

Years ended December 31,
	2022	2021
Expected term (in years)	5.38 – 6.95	4.99 – 6.18
Expected volatility	58.74% – 64.97%	56.74% – 61.08%
Risk-free interest rate	1.35% – 3.97%	0.47% – 1.33%
Dividend yield	–	–

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

The following table summarizes restricted share award activity:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding, December 31, 2021	53,250	$22.91
Grants	1,101,923	14.32
Forfeited/cancelled	(130,022)	17.62
Vested	(11,028)	20.86
Outstanding, December 31, 2022	1,014,123	$14.25

During the year ended December 31, 2022, the Company recorded stock-based compensation of $2.9 million related to RSUs. As of December 31, 2022, the unrecognized stock-based compensation of unvested RSUs was $11.8 million, which is expected to be recognized over a weighted-average period of 3.3 years.

Employee Stock Purchase Plan

Inn July 2021, the board of directors and stockholders also adopted and approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The Company initially reserved 850,000 shares of common stock for future issuance under the ESPP. This initial reserve is subject to annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031. These annual increases shall be equal to the lesser of (i) 1% of the aggregate number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Common Stock as determined by the Board, subject to certain limitations.

The Company's first six-month offering period under the ESPP began during the second quarter of 2022. The Company has two offering periods annually, running for six-months, with the first offering period beginning in the second quarter, and the second offering period beginning in the fourth quarter. The purchase of shares for participants in the ESPP occurs at the conclusion of each offering period.

For the year ended December 31, 2022, participants in the ESPP purchased 98,924 shares for a total of $0.7 million. As of December 31, 2022, the Company has collected withholdings of $0.2 million in the current offering period for purchase of shares. The Company recorded $0.4 million of stock-based compensation associated with the ESPP for the year ended December 31, 2022. There was no stock-based compensation associated with the ESPP for the year ended December 31, 2021.

As of December 31, 2022, there were 1,226,123 shares of common stock available for issuance under the ESPP.

The fair value of shares to be issued under the ESPP was estimated using the Black-Scholes valuation model with the following assumptions for the year ended December 31, 2022:

Year ended December 31,
2022
Expected term (in years)	0.48 - 0.50
Expected volatility	76.50% - 97.38%
Risk-free interest rate	1.51% - 4.62%
Dividend yield	–

Stock Based Compensation

The following is a summary of stock-based compensation expense by function (in thousands):

	Years Ended December 31,
	2022	2021
Cost of goods sold	$167	$71
Research and development	1,315	495
Selling, general and administrative	11,481	4,517
Total stock-based compensation expense	$12,963	$5,083

Note 9. Net Loss per Share Attributable to Common Stockholders

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. As the Company reported a net loss for the years ended December 31, 2022 and 2021, basic net loss per share is the same as diluted net loss per share as the inclusion of potentially dilutive shares would have been antidilutive if included in the calculation.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(86,242)	$(62,960)
Denominator:
Weighted-average shares of common stock outstanding—basic and diluted	47,849,058	26,734,097
Net loss per share attributable to common stockholders—basic and diluted	$(1.80)	$(2.36)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	December 31,
	2022	2021
Options to purchase common stock	4,819,906	4,996,945
Restricted stock units	1,014,123	53,250
Total	5,834,029	5,050,195

Note 10. Income Taxes

The Company’s income tax provision for the years ended December 31, 2022 and 2021, consists of the following (in thousands):

Current

	December 31,
	2022	2021
Federal	$—	$—
Foreign	47	16
State	—	172
Provision (benefit) for income taxes	$47	$188

The Company's components of income/(loss) before the provision for income taxes includes domestic loss of $86.0 million and $63.0 million for the years ended December 31, 2022 and 2021, respectively. Foreign income/(loss) for the year ended December 31, 2022 was a loss of $0.2 million, while the Company recording income of $0.1 million for the year ended December 31, 2021.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between carrying value of assets and liabilities for financial reporting purposes and the tax basis of these assets and liabilities as measured by income tax law. The income tax effect of temporary differences that give rise to deferred tax assets and (liabilities) consist of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$52,616	$35,186
Deferred compensation	3,974	1,812
Research and development credits	1,918	1,497
Research and development expenses	1,743	—
Disallowed interest expense carryover	444	—
Operating lease liability	436	405
Provision for bad debt	398	163
Other	144	132
Gross deferred tax assets	61,673	39,195
Less: Valuation allowance	(61,251)	(38,804)
Deferred tax assets, net of valuation allowance	422	391
Operating lease right-of-use assets	(422)	(391)
Deferred tax liabilities:	(422)	(391)
Net deferred tax assets	$—	$—

Internal Revenue Code (IRC) Section 382 limits the use of federal net operating losses and income tax credit carryforwards in certain situations where changes occur in stock ownership of a company. If the Company should have an ownership change of more than 50% of the value of the Company’s capital stock, utilization of the carryforwards could be restricted.

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows (in thousands):

	December 31,
	2022	2021
Tax at statutory federal rate	21%	21%
State tax, net of federal benefit	5%	5%
Research and development credit	1%	1%
Change in valuation allowance	(26)%	(24)%
Other	(1)%	(3)%
Effective tax rate	—	—

A valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. As of each reporting date, the Company's management considers all evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. As of December 31, 2022, a full valuation allowance for deferred tax assets was recorded as management believes it is not more likely than not that all of the deferred tax assets will be realized. At December 31, 2021 and December 31, 2022, the Company has a net operating loss carryforward for federal income tax purposes of approximately $136.8 million and $204.6 million, respectively. At December 31, 2021 and December 31, 2022, the Company has a net operating loss carryforward for state income tax purposes of approximately $126.6 million and $187.5 million, respectively. Of the $204.6 million of federal net operating loss carryovers, $14.8 million was generated before January 1, 2018 and is subject to a 20-year carryforward period. The remaining $189.9 million can be carried forward indefinitely but is subject to an 80% taxable income limitation. The pre-2018 federal and certain state net operating losses will begin to expire in 2031 and 2032, respectively, if not utilized.

As of December 31, 2022 and 2021, the Company has federal research and development income tax credit carryforwards of approximately $1.5 million and $1.2 million, respectively. As of December 31, 2022 and 2021, the Company has state research and development income tax credit carryforwards of approximately $1.5 million and $0.9 million, respectively. The Federal income tax credits begin to expire in 2032. The California Research and Development credits can be carried forward indefinitely. The total amount of uncertain tax positions ("UTP") on research and development tax credits is $0.7 million and $0.6 million as of December 31, 2022 and 2021, respectively. The Company does not expect any significant change to the UTP balances in the next 12 months.

As of December 31, 2022, the Company has business interest expense carryforwards of $0.4 million. Business interest expense can be carried forward indefinitely.

The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

	December 31,
	2022	2021
Unrecognized tax benefits at the beginning of the year	$580	$417
Additions based on tax positions related to the current year	161	163

Additions for tax positions of prior years	—	—
Unrecognized tax benefits at the end of the year	$741	$580

The Company does not have any material uncertain tax positions as of December 31, 2022 and does not expect any significant change to such balances in the next twelve months.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. Due to the history of net operating losses, the Company’s federal and state tax returns remain open to examination by the tax authorities.

Note 11. Segment Information

The Company has two reportable operating segments which are determined on the basis of the product portfolio: Surgical Glaucoma and Dry Eye. The operating and reportable segments were determined based on how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), views and evaluates the Company’s operations. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on gross profit and gross profit margin.

The Surgical Glaucoma segment includes sales of the Company’s OMNI® Surgical System for use in minimally invasive glaucoma procedures. The Dry Eye segment includes sales of the Company’s TearCare® System and related components.

The following table summarizes select operating results information for each reportable segment (dollars in thousands):

	Year Ended December 31,
	2022	2021
Revenue
Surgical Glaucoma	$65,594	$46,496
Dry Eye	5,737	2,460
Total	71,331	48,956
Cost of goods sold
Surgical Glaucoma	8,295	6,473
Dry Eye	4,066	2,137
Total	12,361	8,610
Gross profit
Surgical Glaucoma	57,299	40,023
Dry Eye	1,671	323
Total	58,970	40,346
Operating expense	142,924	91,824
Loss from operations	(83,954)	(51,478)
Interest expense	(4,466)	(4,366)
Other expense, net	2,225	(6,928)
Loss before income tax	$(86,195)	$(62,772)

The Company does not allocate any income and expenses beyond revenue and cost of goods sold to the reportable operating segments in its reporting to the CODM. No asset information is provided for reportable operating segments because they are not reviewed by the CODM on segment basis. Substantially all of the Company’s revenue is generated from sales in the United States.

Note 12. Subsequent Events

The Company evaluated subsequent events through March 16, 2023, the date on which the consolidated financial statements were available for issuance.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation and supervision of our principal executive officer and our principal financial and accounting officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer, principal financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that, as a result of the material weakness in our internal control over financial reporting described below, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective. However, our management, including our principal executive officer and our principal financial and accounting officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the condensed consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

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

During the year ended December 31, 2022, our management, with the oversight of the Audit Committee of our Board of Directors, designed and implemented measures to remediate the control deficiencies contributing to the material weakness and completed testing of internal controls. These remediation efforts, which continued initiatives that began during the year ended December 31, 2021, included the following:

•
Significantly increased our accounting and financial reporting personnel, including hiring of CPAs, and technical accounting and SEC reporting resources with requisite technical accounting knowledge.
•
Designed and implemented controls to formalize review procedures around the financial close process with appropriate segregation of duties and to improve the completeness, timeliness and accuracy of our financial reporting and disclosures including the assessment of more judgmental areas of accounting.

While significant progress has been made to improve our internal control over financial reporting, not all aspects of our past material weakness have been sufficiently remediated. The remaining aspect of the material weakness relates to the lack of sufficient accounting resources with deep technical accounting knowledge to identify and resolve complex accounting issues in a timely manner. Remediation of the material weakness will require further validation and testing of the operating effectiveness of the applicable remedial controls over a sustained period of financial reporting cycles.

Management's Annual Report on Internal Control over Financial Reporting

Our management, with the participation and supervision of our principal executive officer and our principal financial and accounting officer, assessed the effectiveness of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). “Internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

In making this assessment, our management used the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, as a result of the material weakness described above, as of the end of the period covered by this Annual Report on Form 10-K, our internal control over financial reporting was not effective.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by SEC rules for emerging growth companies.

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weakness noted above, there were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitation on Effectiveness of Controls and Procedures

In designing and evaluating our controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In assessing whether our disclosure controls and procedures were effective at a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There are inherent limitations to the effectiveness of any system of controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Jesse Selnick stepped down as our Chief Financial Officer and Treasurer, effective January 2023. Mr. Selnick previously serviced as our Chief Financial Officer since January 2018. From March 2012 to March 2017, Mr. Selnick served as the Chief Financial Officer and a member of the board of Electric Lightwave (previously known as Integra Telecom), a telecom infrastructure company, until its purchase by Zayo Group Holdings, Inc. in March 2017. Prior to that, Mr. Selnick worked at The Blackstone Group from 2003 to February 2012, where he most recently served as Managing Director.

Jim Rodberg has served as our interim Chief Financial Officer and Treasurer since January 2023. Mr. Rodberg has also served as our Vice President of Finance and Corporate Controller since May 2021. Prior to joining the Company, Mr. Rodberg served as the Vice President of Finance from 2020 to 2021, and the Vice President of Internal Audit from 2018 to 2020, at nVent Electric PLC. From 2017 to 2018, Mr. Rodberg served as Director of Finance at Abbott Laboratories (“Abbott”). In 2017, Abbott acquired St. Jude Medical, Inc., where Mr. Rodberg served in progressive leadership positions in finance and accounting since 2009. From 2005 to 2009, Mr. Rodberg worked in the audit and assurance division of Deloitte Touche Tohmatsu Limited.

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

Mack Hicks stepped down as a member of our Board, effective January 2023, after serving as a member of our Board since 2011. Since 2007, Mr. Hicks has been a Partner of Hicks Holdings LLC, an investment company. Prior to that, Mr. Hicks served as a research analyst at Halcyon Asset Management from 2005 to 2006 and worked at Credit Suisse in 2004.

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

Tamara Fountain, M.D. has served as a member of our Board since July 2022. Dr. Fountain served as the 2021 President of the American Academy of Ophthalmology. She has been on faculty at Rush University Medical Center in Chicago since May 1998 where she is professor of ophthalmology and section chair emeritus of ophthalmic plastic and reconstructive surgery. She has maintained a private practice, Ophthalmology Partners, Ltd., on Chicago’s North Shore since December 2000.

Erica Rogers has served as a member of our Board since November 2019. Since October 2012, Ms. Rogers has served as President and Chief Executive Officer and a member of the board of Silk Road Medical, a medical device company. Ms. Rogers is also a director of Lucira Health, a diagnostics company, and currently serves as an advisor to Alydia Health and Venture Investors.

Valeska Schroeder, Ph.D. has served as a member of our Board since 2019. Since October 2022, Ms. Schroeder has served as Chairman and Chief Executive Officer of Cerapedics, Inc. Before that, from 2016 to October 2022, Dr. Schroeder served as a Managing Director of KCK Medical Technologies, a single family evergreen fund that invests in medical technologies. From March 2014 to July 2016, Dr. Schroeder served as Senior Vice President, Product Management of Vital Connect, Inc., a wearable biosensor technology company.

Donald Zurbay has served as a member of our Board since July 2020. Since October 2022, Mr. Zurbay has served as President and Chief Executive Officer of Patterson Companies, Inc., a global medical device company. Before that, from June 2018 to October 2022, Mr. Zurbay served as the Chief Financial Officer of Patterson Companies. Before that, from March 2004 to February 2017, Mr. Zurbay held various leadership positions at St. Jude Medical, Inc., where he most recently served as Vice President and Chief Financial Officer from August 2012 to January 2017.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics, or the Code of Business Conduct and Ethics, that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct and Ethics is available on our website at www.sightsciences.com in the “Corporate Governance” section of the “Investors” page. In addition, we intend to post on our website all disclosures that are required by law concerning any amendments to, or waivers from, any provision of our Code of Business Conduct and Ethics

The remaining information required by this item will be included in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, or the 2023 Proxy Statement, to be filed with the SEC no later than 120 days after December 31, 2022, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
(1) Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations and Comprehensive Loss

Statements of Stockholders’ Equity

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
Exhibits

See Exhibit Index submitted as a separate section of this report

(c)
Not applicable

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation of Sight Sciences, Inc.	8-K	001-40587	3.1	07/19/2021
3.2	Amended and Restated Bylaws of Sight Sciences, Inc.	8-K	001-40587	3.2	07/19/2021
4.1	Third Amended and Restated Investors' Rights Agreement, dated November 23, 2020, as amended	S-1/A	333-257320	4.1	07/08/2021
4.2	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-257320	4.2	07/08/2021
4.3	Description of Capital Stock					*
10.1	Sight Sciences, Inc. 2011 Stock Incentive Plan, as amended, and U.K. sub-plan and forms of agreements thereunder	S-1	333-257320	10.1	6/23/2021
10.2	Sight Sciences, Inc. 2021 Incentive Award Plan and form of option agreements thereunder	S-1/A	333-257320	10.2	07/08/2021
10.3	Sight Sciences, Inc. 2021 Incentive Award Plan Sub-Plan for UK Employees and Forms of Agreements thereunder	10-Q	001-40587	10.1	05/10/2022
10.4	Sight Sciences, Inc. Non-Employee Director Compensation Program	S-1/A	333-257320	10.3	07/08/2021
10.5	Sight Sciences, Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-257320	10.4	07/08/2021
10.6#	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-257320	10.5	07/08/2021
10.7#	Employment Agreement between Sight Sciences, Inc. and Paul Badawi, dated July 7, 2021	S-1/A	333-257320	10.11	07/08/2021
10.8#	Employment Agreement between Sight Sciences, Inc. and Sam Park, dated July 7, 2021	S-1/A	333-257320	10.13	07/08/2021
10.9#	Employment Agreement between Sight Sciences, Inc. and David Badawi, M.D., dated July 7, 2021	S-1/A	333-257320	10.14	07/08/2021
10.10#	Employment Agreement between Sight Sciences, Inc. and Jeremy Hayden, dated July 7, 2021					*
10.11	Multi-Tenant Space Lease between Sight Sciences and Deerfield Campbell, LLC, dated February 5, 2021.	S-1	333-257320	10.7	06/23/2021
10.12	Amended and Restated Credit and Security Agreement (Term Loan) between Sight Sciences, Inc. and Midcap Financial Trust, dated November 23, 2020	S-1	333-257320	10.8	06/23/2021
10.13	First Amendment to the Amended and Restated Credit and Security Agreement (Term Loan) between Sight Sciences, Inc. and Midcap Financial Trust, dated October 5, 2021	10-Q	001-40587	10.2	11/10/2021
10.14	Second Amendment to the Amended and Restated Credit and Security Agreement (Term Loan) between Sight Sciences, Inc. and Midcap Financial Trust, dated November 15, 2021	10-K	001-40587	10.14	03/24/2022
10.15	Third Amendment to the Amended and Restated Credit and Security Agreement (Term Loan) between Sight Sciences, Inc. and Midcap Financial Trust, dated December 28, 2022					*
10.16	Amended and Restated Credit and Security Agreement (Revolving Loan) between Sight Sciences, Inc. and Midcap Funding IV Trust, dated November 23, 2020	S-1	333-257320	10.9	06/23/2021
10.17	First Amendment to the Amended and Restated Credit and Security Agreement (Revolving Loan) between	10-Q	001-40587	10.1	11/10/2021

Sight Sciences, Inc. and Midcap Funding IV Trust, dated October 5, 2021
10.18	Second Amendment to the Amended and Restated Credit and Security Agreement (Revolving Loan) between Sight Sciences, Inc. and Midcap Funding IV Trust, dated November 15, 2021	10-K	001-40587	10.13	03/24/2022
10.19	Third Amendment to the Amended and Restated Credit and Security Agreement (Revolving Loan) between Sight Sciences, Inc. and Midcap Funding IV Trust, dated May 10, 1022	10-Q	001-40587	10.1	08/11/2022
10.20	Fourth Amendment to the Amended and Restated Credit and Security Agreement (Revolving Loan) between Sight Sciences, Inc. and Midcap Funding IV Trust, dated December 28, 2022					*
10.21	Supply Agreement between Sight Sciences, Inc. and Peter's Technology (Suzhou CO., LTD., dated January 14, 2021	S-1	333-257320	10.10	06/23/2021
10.22	Amendment #1 to Supply Agreement between Sight Sciences, Inc. and Peter's Technology (Suzhou) CO. LTD., dated January 28, 2022	10-K	001-40587	10.15	03/24/2022
10.23	Amendment #2 to Supply Agreement between Sight Sciences, Inc. and Peter's Technology (Suzhou) CO. LTD., dated July 19, 2022	10-Q	001-40587	10.1	11/10/2022
21.1	Subsidiaries of Sight Sciences, Inc.					*
23.1	Consent of Deloitte & Touche LLP					*
24.1	Power of Attorney					*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

# Indicates a management or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGHT SCIENCES, INC.

Date: March 16, 2023	By:	/s/ Paul Badawi
Paul Badawi
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Paul Badawi	President, Chief Executive Officer and Director	March 16, 2023
Paul Badawi	(principal executive officer)

/s/ Jim Rodberg	Interim Chief Financial Officer (principal financial	March 16, 2023
Jim Rodberg	officer and principal accounting officer)

/s/ Staffan Encrantz	Chairman of the Board of Directors	March 16, 2023
Staffan Encrantz

/s/ David Badawi	Director	March 16, 2023
David Badawi, M.D.

/s/ Tamara Fountain	Director	March 16, 2023
Tamara Fountain

/s/ Brenda Becker	Director	March 16, 2023
Brenda Becker

/s/ Erica Rogers	Director	March 16, 2023
Erica Rogers

/s/ Valeska Schroeder	Director	March 16, 2023
Valeska Schroeder, Ph.D.

/s/ Donald Zurbay	Director	March 16, 2023
Donald Zurbay