Form 10-Q
period 2023-03-31
Sight Sciences, Inc.
filed 2023-05-08
CIK 1531177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 4, 2023, the registrant had 48,460,154 shares of Common Stock, par value $0.001 outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Sight Sciences,” “we,” “us” and “our” refer to Sight Sciences, Inc.

This Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2023 (this "Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•
estimates of our total addressable market, future revenue, expenses, capital requirements, and our needs for additional financing;
•
our ability to enter into and compete in new markets;
•
the impact of pandemics on our business, our customers’ and suppliers’ businesses and the general economy;
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

Actual events or results may differ from those expressed in forward-looking statements. As such, you should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, prospects, strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions, and other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the "SEC") on March 16, 2023 (the "2022 Form 10-K") and elsewhere in this Quarterly Report. Moreover, we operate in a highly competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SIGHT SCIENCES, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$167,335	$185,000
Accounts receivable, net of allowance for credit losses of $774 and $1,024 at March 31, 2023 and December 31, 2022, respectively	16,357	15,148
Inventory, net	7,138	6,114
Prepaid expenses and other current assets	2,822	3,415
Total current assets	193,652	209,677
Property and equipment, net	1,393	1,571
Operating lease right-of-use assets	1,372	1,614
Other noncurrent assets	224	211
Total assets	$196,641	$213,073
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,501	$2,688
Accrued compensation	4,958	7,352
Accrued and other current liabilities	6,686	7,777
Total current liabilities	15,145	17,817
Long-term debt	33,457	33,313
Other noncurrent liabilities	1,663	1,867
Total liabilities	50,265	52,997
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock par value of $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common stock par value of $0.001 per share; 200,000,000 shares authorized as of March 31, 2023 and December 31, 2022, respectively; 48,450,378 and 48,298,138 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	48	48
Additional paid-in-capital	402,638	399,271
Accumulated deficit	(256,310)	(239,243)
Total stockholders’ equity	146,376	160,076
Total liabilities and stockholders’ equity	$196,641	$213,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue	$18,824	$14,881
Cost of goods sold	3,048	3,033
Gross profit	15,776	11,848
Operating expenses:
Research and development	4,669	5,646
Selling, general and administrative	28,675	28,395
Total operating expenses	33,344	34,041
Loss from operations	(17,568)	(22,193)
Interest expense	(1,276)	(1,046)
Other income (expense), net	1,791	(15)
Loss before income taxes	(17,053)	(23,254)
Provision for income taxes	14	9
Net loss and comprehensive loss	$(17,067)	$(23,263)
Net loss per share attributable to common stockholders, basic and diluted	$(0.35)	$(0.49)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	48,405,271	47,569,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	48,298,138	$48	$399,271	$(239,243)	$160,076
Issuance of common stock upon exercise of stock options	46,208	—	49	—	49
Issuance of common stock upon vesting of restricted stock units	106,032	—	—	—	—
Withholding taxes on net share settlement of restricted stock units	—	—	(205)	—	(205)
Stock-based compensation expense	—	—	3,523	—	3,523
Net loss	—	—	—	(17,067)	(17,067)
Balance at March 31, 2023	48,450,378	48	402,638	(256,310)	146,376

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	47,504,704	$48	$385,060	$(153,001)	$232,107
Issuance of common stock upon exercise of stock options	85,644	—	93	—	93
Stock-based compensation expense	—	—	2,974	—	2,974
Net loss	—	—	—	(23,263)	(23,263)
Balance at March 31, 2022	47,590,348	48	388,127	(176,264)	211,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(17,067)	$(23,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	146	179
Accretion of debt discount and amortization of debt issuance costs	144	161
Stock-based compensation expense	3,523	2,974
Provision for doubtful accounts receivable	(250)	(60)
Provision for excess and obsolete inventories	12	8
Noncash operating lease expense	242	121
Loss on disposal of property and equipment	66	46
Changes in operating assets and liabilities:
Accounts receivable	(959)	(1,180)
Inventory	(1,036)	(615)
Prepaid expenses and other current assets	593	1,472
Other noncurrent assets	(13)	10
Accounts payable	878	(248)
Accrued compensation	(2,394)	(2,129)
Accrued and other current liabilities	(1,345)	472
Other noncurrent liabilities	77	86
Net cash used in operating activities	(17,383)	(21,966)
Cash flows from investing activities
Purchases of property and equipment	(126)	(227)
Net cash used in investing activities	(126)	(227)
Cash flows from financing activities
Proceeds from exercise of common stock options	49	92
Taxes paid on the net share settlement of restricted stock units	(205)	—
Net cash (used in) provided by financing activities	(156)	92
Net change in cash and cash equivalents	(17,665)	(22,101)
Cash and cash equivalents at beginning of period	185,000	260,687
Cash and cash equivalents at end of period	$167,335	$238,586

Supplemental disclosure of cash flow information
Cash paid for interest	$1,002	$766
Supplemental noncash disclosure
Acquisition of property and equipment included in accounts payable and accrued liabilities	$10	$418

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

Significant Risks and Uncertainties

Since inception, the Company has incurred losses and negative cash flows from operations. As of March 31, 2023, the Company had an accumulated deficit of $256.3 million and recorded a net loss of $17.1 million for the three months then ended and expects to incur additional losses in the future. If the Company’s revenue levels from its products are not sufficient or if the Company is unable to secure additional funding when desired, the Company may need to delay the development of its products, scale back its business and operations, or change its business strategy.

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

Note 2. Summary of Significant Accounting Policies

There have been no significant changes in the Company's significant accounting policies during the three months ended March 31, 2023, as compared with those disclosed in the 2022 Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (SEC) on March 16, 2023.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) applicable to interim periods and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.

The unaudited consolidated financial statements have been prepared on a basis consistent with the audited financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's financial information contained herein. The condensed consolidated balance sheets as of December 31, 2022 has been derived from the audited financial statements at that date. These interim condensed consolidated financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company's financial statements and accompanying notes for the fiscal year ended December 31, 2022, which are contained in the Company's 2022 Form 10-K filed with the SEC on March 16, 2023. The Company's results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period.

The accompanying condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates related to the provision for doubtful accounts, inventory excess and obsolescence, the selection of useful lives of property and equipment, determination of the fair value of stock option grants, and provisions for income taxes and contingencies. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the financial statements. Actual results could differ from these estimates and such differences could be material to the Company’s financial position and results of operations.

New Accounting Pronouncements

Accounting Standards Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. The guidance was effective for the Company beginning in the first quarter of 2023. The amendments in ASU 2016-13 were adopted with no material impact on the Company's consolidated financial statements.

Accounting Standards Net Yet Adopted

As of March 31, 2023, there are no significant ASU's issued and not yet adopted, that are expected to have a material impact on the Company's financial statements and related disclosures.

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

The Company's cash and cash equivalents included $157.3 million of treasury bills as of March 31, 2023. These securities are classified as held-to-maturity and all have been purchased with original maturities of 90 days or less. Held-to-maturity debt securities are recorded at amortized cost in the financial statements.

	March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$157,297	$58	$—	$157,355

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of March 31, 2023 and December 31, 2022, total debt of $33.5 million and $33.3 million is reported at amortized cost, respectively. This outstanding debt is classified as Level 2 as it is not actively traded. The amortized cost of the outstanding debt approximates the fair value.

The financial statements as of March 31, 2023 and December 31, 2022, do not include any assets or liabilities that are measured at fair value on a nonrecurring basis.

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	As of March 31,	As of December 31,
	2023	2022
Tools and equipment	$2,085	$2,173
Computer equipment and software	37	37
Furniture and fixtures	183	282
Leasehold improvements	38	38
Construction in process	429	475
	2,772	3,005
Less: Accumulated depreciation	(1,379)	(1,434)
Property and equipment, net	$1,393	$1,571

Depreciation expense was $0.1 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	As of March 31,	As of December 31,
	2023	2022
Accrued expenses	$4,361	$5,307
Current portion of lease liabilities	1,069	1,033
Short term interest payable	364	348
Other accrued liabilities	892	1,087
Total accrued and other current liabilities	$6,686	$7,775

Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	As of March 31,	As of December 31,
	2023	2022
Long term interest payable	$1,272	$1,194
Noncurrent portion of lease liabilities	353	635
Other noncurrent liabilities	38	38
Total other noncurrent liabilities	$1,663	$1,867

Note 5. Debt

The Company currently has two credit and security agreements with MidCap Financial Services (the "Lender"), which provide for a maximum $40.0 million credit facility, consisting of a $35.0 million senior secured term loan (the "Term Loan") and a $5.0 million revolving loan (the "Revolver" and collectively with the Term Loan, the “MidCap Credit Facility”).

The obligations under the MidCap Credit Facility are guaranteed by the Company's current and future subsidiaries, subject to exceptions for certain foreign subsidiaries. Obligations under the agreements are secured by substantially all assets of the Company, including material intellectual property. Additionally, the Company is subject to customary affirmative and negative covenants as defined in the credit agreements, including covenants that limit or restrict the ability to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. As of March 31, 2023, the Company was in compliance with all financial and non-financial covenants.

The MidCap Credit Facility agreements each contain events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross-defaults and bankruptcy and insolvency events.

As of March 31, 2023 and December 31, 2022, $5.0 million was available to be drawn under the Revolver, respectively. The Revolver had not been drawn upon as of March 31, 2023 and December 31, 2022. Long-term and short-term debt was as follows (in thousands):

	As of March 31,	As of December 31,
	2023	2022
Term Loan	$35,000	$35,000
Total principal payments due	35,000	35,000
Less: debt discount related to warrant liability and issuance costs	(1,543)	(1,687)
Total amounts outstanding	33,457	33,313
Less: Current portion	—	—
Total accrued and other current liabilities	$33,457	$33,313

The repayment schedule relating to the Company’s debt as of March 31, 2023, is as follows (in thousands):

Amount
2023 (remainder)	—
2024	2,917
2025	32,083
Thereafter	—
Total repayments	$35,000

Note 6. Commitments and Contingencies

Operating Lease Obligations

The Company’s leases include facility leases and storage leases. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. The Company estimates its incremental borrowing rate based on qualitative factors including company specific credit offers, lease term, general economics, and the interest rate environment. In determining the lease term, the Company includes all renewal options that are reasonably probable to be executed.

During the first quarter of 2021, the Company renewed its lease on its corporate headquarters in Menlo Park, California. The lease commenced in early August 2021 and is for a term of 37 months from the commencement date. The Company recorded an aggregate right-of-use ("ROU") asset and lease liability of $1.5 million. The ROU asset and corresponding lease liability were estimated using a weighted-average incremental borrowing rate of 13.59%. Total base rent is approximately $1.6 million under the lease agreement.

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

The Company recognizes rent expense on a straight-line basis over the noncancelable lease term. The Company’s rent expense was $0.3 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the weighted average remaining lease term for the leases was 1.3 years.

Operating lease expense and supplemental cash flow information related to operating leases for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease expense	$293	$173
Cash paid for operating leases	297	170

Aggregate future minimum lease payments at March 31, 2023, under these noncancelable operating leases were as follows (in thousands):

As of March 31,
2023
2023 (remainder)	887
2024	662
Total future minimum lease payments	$1,549
Less: imputed interest	(127)
Present value of future minimum lease payments	$1,422
Less: current portion of operating lease liability	(1,069)
Operating lease liabilities – noncurrent	$353

Legal Proceedings

On September 16, 2021, the Company filed suit in the U.S. District Court for the District of Delaware (C.A. No. 1:21-cv-01317) alleging that Ivantis, Inc. ("Ivantis") directly and indirectly infringes U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 by making, using, selling, and offering for sale the Hydrus® Microstent. The Company’s Complaint seeks money damages and injunctive relief. On January 24, 2022, Ivantis asserted counterclaims requesting declaratory judgments that the Company's asserted patents-in-suit are not infringed and/or invalid. On August 1, 2022, the Company filed an amended complaint alleging that Alcon Inc., Alcon Vision, LLC and Alcon Research, LLC (collectively, "Alcon") infringe the four originally asserted patents by making, using, selling, and offering for sale the Hydrus® Microstent, and that all defendants also infringe U.S. Patent No. 11,389,328. The defendants reasserted counterclaims requesting declaratory judgments that the Company’s asserted patents-in-suit are not infringed and/or invalid. A five-day jury trial is scheduled to commence on April 8, 2024. Ivantis and Alcon filed petitions with the U.S. Patent Office seeking inter partes review of U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 (IPR2022-01529, IPR2022-01530, IPR2022-01533, IPR2022-01540), each of which the U.S. Patent Office denied for raising prior art reference and invalidity arguments that were cumulative of those previously considered by the Office. The Company is presently unable to predict the outcome of this lawsuit or to reasonably estimate the potential financial impact of the lawsuit on the Company, if any.

The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings, and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations in a given period. As of March 31, 2023 the Company does not believe it was a party to any legal proceedings or claims which, if determined adversely, would, individually or taken together, have a material adverse effect on its business, financial condition, operating results, liquidity or future prospects. However, regardless of the merits of the claims raised or the outcome, legal proceedings and claims may have an adverse impact on the Company as a result of defense and settlement costs, diversion of management time and resources, and other factors.

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

The Company indemnifies each of its directors and officers (each an "Indemnitee") for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as an indemnitee may be subject to any proceeding arising out of acts or omissions of such indemnitee in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. This insurance allows the transfer of risk associated with the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of March 31, 2023 or December 31, 2022.

Note 7. Stockholders' Equity

Common Stock

In connection with the IPO, the Company’s certificate of incorporation was amended and restated to provide for 200,000,000 authorized shares of common stock with a par value of $0.001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds are legally available, when and if declared by the board of directors. As of March 31, 2023, no dividends have been declared to date. Each share of common stock is entitled to one vote.

At March 31, 2023 and December 31, 2022, the Company had reserved common stock for future issuances as follows:

	March 31,	December 31,
	2023	2022
Common stock options issued and outstanding	5,095,956	4,819,906
Common stock available for future grant	7,258,472	6,099,584
Restricted stock units outstanding	1,840,324	1,014,123
Shares available for future purchase under ESPP	1,709,104	1,226,123
Total	15,903,856	13,159,736

Note 8. Equity Incentive Plans

2011 Stock Option Plan and 2021 Incentive Award Plan

In 2011, the Company established its 2011 Stock Option Plan (the “2011 Plan”) that provided for the granting of stock options to employees and nonemployees of the Company.

In July 2021, the board of directors and stockholders adopted and approved the 2021 Incentive Award Plan, (the “2021 Plan”). Under the 2021 Plan, the Company has the ability to issue incentive stock options ("ISOs"), nonqualified stock options ("NSOs"), stock appreciation rights, dividend equivalent rights, restricted stock awards, and restricted stock unit awards. Options under the 2021 Plan can typically be granted for periods of up to 10 years. For stock options granted to a grantee who, at the time the option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company (or any parent or subsidiary of the Company), the term of the stock option may be granted for periods of up to five years. The ISOs and NSOs will be granted at a price per share not less than the fair value at the date of grant. The exercise price of a stock option granted to a 10% stockholder shall not be less than 110% of the grant date fair value of the shares. Options granted to new hires generally vest over a four-year period, with 25% of the shares vesting on the first anniversary of the grant date and the remaining shares vesting in 36 equal monthly installments thereafter; options granted as merit awards generally vest in 48 equal monthly installments following the grant date.

The Company initially reserved 5,200,000 shares of common stock for future issuance under the 2021 Plan. Pursuant to the evergreen provision in the 2021 Plan, this initial reserve was increased by 2,414,907 and 2,375,235 shares on January 1, 2023 and 2022, respectively. These annual increases under the evergreen provision are equal to the lesser of (i) 5% of the aggregate number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Common Stock as determined by the Board, subject to certain limitations.

The 2011 Plan was superseded by the 2021 Plan at the time of the IPO and no further grants have been made under the 2011 Plan from the date the 2021 Plan became effective. The terms under the 2011 Plan are consistent with those described above for the 2021 Plan.

At March 31, 2023 and December 31, 2022 there were 7,258,472 and 6,099,584 shares, respectively, of common stock available for issuance under the 2021 Plan.

Stock Option Awards

The following table summarizes stock option activity under the 2021 Plan during the periods presented:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Average Intrinsic Value (in thousands)
Balances as of December 31, 2022	4,819,906	$9.67	7.7	$19,463
Grants	633,700	9.78
Forfeited/cancelled	(309,914)	12.71
Exercised/released	(47,736)	1.07
Balances as of March 31, 2023	5,095,956	$9.60	7.5	$10,891
Vested and exercisable as of March 31, 2023	2,508,970	$7.32	6.2	$9,076
Vested and expected to vest as of March 31, 2023	5,095,956	$9.60	7.5	$10,891

During the three months ended March 31, 2023 and 2022, the Company recorded stock-based compensation expense of $2.2 million and $2.5 million related to stock option awards, respectively. The weighted-average grant-date fair values of options granted during the three months ended March 31, 2023 and 2022 was $6.91 and $9.76 per share, respectively.

The aggregate intrinsic value of options exercised was $0.6 million during the three months ended March 31, 2023. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise. As of March 31, 2023, the unrecognized stock-based compensation expense relating to unvested options was $22.0 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Determination of Fair Value

The Company estimated the grant date fair value of stock options using the Black-Scholes option-pricing model. The fair value of stock options is recognized on a straight-line basis over the requisite service periods of the awards. The fair value of stock options was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2023	2022
Expected term (in years)	5.60 – 6.02	5.38 – 6.94
Expected volatility	79.73%	58.75% – 60.12%
Risk-free interest rate	3.66% – 3.67%	1.34% – 2.40%
Dividend yield	–	–

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

Restricted Stock Units

RSUs are share awards that entitle the holder to receive freely tradeable shares of the Company’s common stock upon vesting. The RSUs cannot be transferred, and the awards are subject to forfeiture if the holder’s employment terminates prior to the release of the vesting restrictions. The RSUs generally vest over a four-year period with straight-line vesting in equal amounts on an annual basis, provided the employee remains continuously employed with the Company. The fair value of the RSUs is equal to the closing price of the Company’s common stock on the grant date.

The following table summarizes restricted share award activity under the 2021 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding, December 31, 2022	1,014,123	$14.25
Grants	984,600	9.78
Forfeited/cancelled	(52,367)	15.47
Vested	(106,032)	17.07
Outstanding, March 31, 2023	1,840,324	$11.66

During three months ended March 31, 2023 and 2022, the Company recorded stock-based compensation expense of $1.1 million and $0.5 million related to the RSUs. As of March 31, 2023, there was $19.7 million of total unrecognized stock-based compensation expense relating to the RSUs that is expected to be recognized over a weighted-average period of 3.4 years.

Employee Stock Purchase Plan

In July 2021, the board of directors and stockholders adopted and approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The Company initially reserved 850,000 shares of common stock for future issuance under the ESPP. Pursuant to the evergreen provision under the ESPP, this initial reserve was increased by 482,981 and 475,047 shares on January 1, 2023 and 2022, respectively. These annual increases pursuant to the evergreen provision are equal to the lesser of (i) 1% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Board, subject to certain limitations.

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

As of March 31, 2023, the Company has collected payroll withholdings of $0.5 million in the current offering period for the purchase of shares under the ESPP. The Company recorded $0.2 million of stock-based compensation expense associated with the ESPP for the quarter ended March 31, 2023. There was no stock-based compensation expense associated with the ESPP for the three months ended March 31, 2022.

As of March 31, 2023, there were 1,709,104 shares of common stock available for issuance under the ESPP.

The fair value of shares to be issued under the Company's 2021 ESPP was estimated using the Black-Scholes valuation model with the following assumptions for the three months ended March 31, 2023:

Three Months Ended March 31,
2023
Expected term (in years)	0.48
Expected volatility	97.38%
Risk-free interest rate	4.62%
Dividend yield	–

Stock Based Compensation

The following is a summary of stock-based compensation expense by function (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of goods sold	$59	$36
Research and development	529	343
Selling, general and administrative	2,935	2,595
Total stock-based compensation expense	$3,523	$2,974

Note 9. Net Loss per Share Attributable to Common Stockholders

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. As the Company reported a net loss for the three months ended March 31, 2023 and 2022, respectively, basic net loss per share is the same as diluted net loss per share for each of the reported periods.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(17,067)	$(23,263)
Denominator:
Weighted-average shares of common stock outstanding—basic and diluted	48,405,271	47,569,499
Net loss per share attributable to common stockholders—basic and diluted	$(0.35)	$(0.49)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive as a result of the net loss position:

	March 31,
	2023	2022
Stock option awards	5,095,956	5,944,899
Restricted stock units	1,840,324	656,573
Total	6,936,280	6,601,472

Note 10. Segment Information

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

The following table summarizes select operating results information for each reportable segment (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue
Surgical Glaucoma	$17,334	$13,870
Dry Eye	1,490	1,011
Total	18,824	14,881
Cost of goods sold
Surgical Glaucoma	2,362	1,491
Dry Eye	686	1,542
Total	3,048	3,033
Gross profit
Surgical Glaucoma	14,972	12,379
Dry Eye	804	(531)
Total	15,776	11,848
Operating expense	33,344	34,041
Loss from operations	(17,568)	(22,193)
Interest expense	(1,276)	(1,046)
Other income (expense), net	1,791	(15)
Loss before income tax	$(17,053)	$(23,254)

The Company does not allocate any components of income and expenses beyond revenue and cost of goods sold to the reportable operating segments in its reporting to the CODM. No asset information is provided for reportable operating segments because that information is not reviewed by the CODM on a segment basis. Substantially all of the Company’s revenue is generated from sales in the United States.

Note 11. Subsequent Events

The Company evaluated subsequent events through May 8, 2023, the date on which the condensed consolidated financial statements were available for issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report and our audited financial statements and related notes as disclosed in our 2022 Form 10-K. Certain statements included in this discussion and analysis constitute “forward-looking statements” that are subject to considerable risks and uncertainties. Please see the information under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report.

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

Our initial product development has focused on the treatment of two of the world’s most prevalent and underserved eye diseases, glaucoma and dry eye disease. We have commercialized products in each of our two reportable segments; Surgical Glaucoma and Dry Eye. Our Surgical Glaucoma segment consists of sales of the OMNI® Surgical System, or OMNI, and the SION™ Surgical Instrument, or SION, while our Dry Eye segment includes sales of the TearCare® System, and related components and accessories. Each product is primarily sold through a highly-involved direct sales model that offers intensive education, training and customer service. We believe this philosophy and model not only enables us to differentiate our products and our overall company from competitors, but also to expand our addressable market by educating ophthalmologists and optometrists (together, "eyecare professionals" or "ECPs"), patients and other stakeholders on our products and evolving treatment paradigms. Outside of the U.S., we have established direct commercial operations in the United Kingdom and Germany. We sell OMNI in several other countries through distributors.

We sell OMNI and SION to facilities where ophthalmic surgeons perform outpatient procedures, mainly ambulatory service centers ("ASCs") and hospital outpatient departments ("HOPDs"), which are typically reimbursed by Medicare or private payors for procedures using our products. We sell TearCare to optometrist and ophthalmologist practices. Currently, there is no meaningful reimbursement coverage by Medicare or private payors for meibomian gland disease ("MGD") procedures, including TearCare, and patients typically pay out-of-pocket for TearCare. We are continuing our controlled commercial launch and are focused on our comprehensive, clinical data-driven long-term market development plan that aims to improve awareness and patient access to TearCare. We have dedicated meaningful resources to execute our commercial strategy and we continue to expand our sales organization through additional sales representatives and territories. The overall success of our approach to eyecare to date is evidenced by the over 150,000 estimated uses of OMNI and its direct predicates in over 1,500 hospitals and ASCs in the U.S. and Europe, and over 25,000 estimated uses of TearCare in over 1,000 eyecare facilities in the U.S. through March 31, 2023.

We currently operate no manufacturing facilities and instead contract with third parties for our production requirements. We believe our suppliers will be able to meet our current and anticipated manufacturing needs across all our products. We plan to continue to utilize third party contract manufacturers for our products and any related components.

Revenue in our Surgical Glaucoma segment for the three months ended March 31, 2023 and 2022 was $17.3 million and $13.9 million, respectively, with gross margins for the same period of 86.4% and 89.3%, respectively. The Company continues to focus on cost optimization efforts to increase margins in our Surgical Glaucoma segment. Revenue in our Dry Eye segment for the three months ended March 31, 2023 was $1.5 million, with gross margin of 54.0%. In the prior year comparable period, Dry Eye revenue was $1.0 million, with a gross margin of (52.5)%. Given the earlier stage of TearCare’s commercial development, we expect our Dry Eye segment’s gross margins to be lower than our Surgical Glaucoma segment’s gross margins for the near and medium-term due to the allocation of fixed labor and overhead costs to the segment's cost of goods sold.

We believe in the importance of continued strategic investment in initiatives that: further demonstrate our products’ clinical effectiveness and safety to potential customers, patients, payors and regulators; enhance our commercial capabilities, including resources dedicated to sales, marketing and education; ensure the broadest possible patient access to the treatment alternatives that our products are cleared to offer; enhance and improve upon our existing product technologies; and allow us to innovate new products, devices or drugs, in glaucoma and ocular surface disease or in new eye disease areas. As a result, we intend to continue to invest in clinical studies, sales and marketing, education initiatives, market access, and product development. However, we are also focused on being disciplined in our spend, and seek to grow operating expenses at a lower rate than revenue growth. Because of these and other factors, we expect to continue to incur net losses for at least the next several fiscal years. Moreover, we expect to incur expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of the Nasdaq Stock Market, additional insurance expenses, litigation expenses, investor relations activities and other administrative and professional services. As a result of these and other factors, we may require and seek additional debt and equity financing to fund our operations and planned growth.

To date, our primary sources of capital have been private placements of redeemable convertible preferred stock, debt financing agreements, the sale of common stock in our IPO, and revenue from the sale of our products. As of March 31, 2023, we had an outstanding term loan balance of $35.0 million (excluding debt discount and amortized debt issuance costs), cash and cash equivalents of $167.3 million and an accumulated deficit of $256.3 million.

Impact of COVID-19

From 2020 through 2022, the global healthcare system faced unprecedented challenges as a result of the COVID-19 situation and its impact. Although the lingering effects of COVID-19, many of which are unpredictable and impossible to quantify or measure, may have an adverse impact on the healthcare system generally and certain aspects of our business specifically, we do not expect it to have a material effect on our business going forward.

Factors Affecting our Business and Results of Operations

We believe there are several important factors that have impacted and that will continue to impact our business and results of operations. There have been no material changes to such factors from those described in the 2022 Form 10-K under the heading "Factors Affecting our Business and Results of Operations."

Components of our Results of Operations

Revenue

We currently derive the majority of our U.S. revenue from the sale of our OMNI and SION products to ASCs and HOPDs and our TearCare products to ophthalmology and optometry practices. During the three months ended March 31, 2023 and 2022, the revenues from our Surgical Glaucoma segment accounted for over 90% of our total revenues. Substantially all of our revenues for both periods were generated from sales within the U.S. Our Surgical Glaucoma customers place orders based on their expected procedure volume and reorder as needed, typically on a biweekly, monthly or bimonthly basis. Our TearCare customers typically purchase a TearCare System which consists of one or more SmartHubs, multiple single-use SmartLids and other accessories. After utilizing their initial inventory, customers can reorder TearCare SmartLids® ("SmartLids") as needed. No single customer accounted for 10% or more of our revenue for the three months ended March 31, 2023 and 2022.

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

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including differences in segment gross margins, changes in average selling prices, product sales mix, production and ordering volumes, manufacturing costs, product yields, and headcount. In general, we expect our gross margins to increase over the long-term to the extent our production and ordering volumes increase and to the extent we spread the fixed portion of our overhead costs over a larger number of units produced. We intend to use our design, engineering and manufacturing know-how and capabilities to further advance and improve the efficiency of our suppliers’ manufacturing processes, which we believe will reduce costs and increase our gross margins. Our gross margins could fluctuate from quarter to quarter as we transition to new suppliers, introduce new products, and adopt new manufacturing processes and technologies.

Research and Development Expenses

Research and development ("R&D") expenses consist primarily of engineering, product development, clinical studies to develop and support our products, including clinical trial design, clinical trial site initiation and study costs, internal and external costs associated with our regulatory compliance and quality assurance functions, medical affairs, cost of products used for clinical trials and other costs associated with products and technologies – either new or enhancements of existing platforms – that are in development. These expenses also include personnel expenses, including salaries, benefits and stock-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses, depreciation expenses for equipment and an allocation of IT and facility overhead expenses. Our R&D expenses as a percentage of revenue may vary over time depending on the level and timing of new product development efforts, as well as clinical development, clinical trial and other related activities. We expect our R&D expenses to increase for the next several years as we continue to invest in our active clinical trial program, develop new products, and improve our existing products.

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

Interest Expense

Interest expense consists primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the accretion of debt discount and amortization of debt issuance costs associated with our term loan agreement.

Other Income (Expense), Net

Other income (expense), net primarily consists of interest and amortization on held-to-maturity investments in treasury securities.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022 (dollars in thousands)

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(unaudited)
Revenue
Surgical Glaucoma	$17,334	$13,870	$3,464	25.0%
Percentage of total revenue	92.1%	93.2%
Dry Eye	1,490	1,011	479	47.4
Percentage of total revenue	7.9%	6.8%
Total	18,824	14,881	3,943	26.5
Cost of goods sold
Surgical Glaucoma	2,362	1,491	871	58.4
Dry Eye	686	1,542	(856)	(55.5)
Total	3,048	3,033	15	0.5
Gross profit
Surgical Glaucoma	14,972	12,379	2,593	20.9
Dry Eye	804	(531)	1,335	251.4
Total	15,776	11,848	3,928	33.2
Gross margin
Surgical Glaucoma	86.4%	89.3%
Dry Eye	54.0%	-52.5%
Total	83.8%	79.6%
Operating expenses
Research and development	4,669	5,646	(977)	(17.3)
Selling, general and administrative	28,675	28,395	280	1.0
Total operating expenses	33,344	34,041	(697)	(2.0)
Loss from operations	(17,568)	(22,193)	4,625	20.8
Interest expense	(1,276)	(1,046)	(230)	(22.0)
Other income (expense), net	1,791	(15)	1,806	12,040.0

Loss before income tax	(17,053)	(23,254)	6,201	26.7
Provision (benefit) for income tax	14	9	5	55.6
Net loss and comprehensive loss	$(17,067)	$(23,263)	$6,196	26.6%

Revenue. Revenue in the three months ended March 31, 2023 was $18.8 million, an increase of $3.9 million, or 26.5%, from the prior year comparable period. The overall increase in Surgical Glaucoma revenue was primarily attributable to an increase in the number of OMNI and SION units sold in the three months ended March 31, 2023. This growth in units was driven by both a growth in the number of facilities ordering OMNI and SION, as well as an increase in unit utilization per ordering facility. Our Dry Eye revenues increased in the three months ended March 31, 2023 versus the comparable period in 2022 due to the continued growth in our installed base of facilities that have purchased TearCare. Surgical Glaucoma sales represented 92.1% and 93.2% of our total revenue generated in the three months ended March 31, 2023 and 2022, respectively.

Cost of Goods Sold and Gross Profit. Cost of goods sold remained flat during the three months ended March 31, 2023 compared to the same period in the prior year. Our Surgical Glaucoma cost of goods sold increased $0.9 million as compared to 2022. The increase was driven by increased sales activity, partially offset by lower per unit production costs as a result of continued manufacturing efficiencies. Dry Eye cost of goods sold decreased $0.9 million in the three months ended March 31, 2023 over the comparable period in 2022 driven primarily by prior year charges associated with the voluntary recall of our SmartHub 1.0 devices.

Our total gross profit was $15.8 million in the three months ended March 31, 2023, an increase of $3.9 million from the comparable period in 2022. Our total gross margin for the three months ended March 31, 2023, increased to 83.8%, up from 79.6% in the prior year comparable period primarily related to charges from the voluntary recall in our Dry Eye segment mentioned above. Gross margin in our Surgical Glaucoma segment was 86.4% for the quarter ended March 31, 2023, a decrease from 89.3% for the prior year comparable period driven by a write-off of inventory components as we transitioned to our next generation OMNI device and product mix. In our Dry Eye segment, gross margin increased from (52.5)% in the first quarter of 2022, to 54.0% for the quarter ended March 31, 2023 driven by the impact of the voluntary SmartHub recall in Q1 2022.

Research and Development ("R&D") Expenses. The $1.0 million decrease in R&D expenses during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily attributable to a $0.4 million decrease in costs associated with contract engineering and lab supplies, a $0.2 million decrease in consulting expenses, and a $0.1 million decrease in personnel expenses.

Selling, General, and Administrative ("SG&A") Expenses. SG&A expenses were $28.7 million for the three months ended March 31, 2023, an increase of $0.3 million from the prior year comparable period. The increase was primarily attributable to a $2.0 million increase in personnel expenses which included a $0.3 million increase in stock-based compensation expense. This increase was partially offset by a $0.9 million decrease in consulting expenses, as well as a $0.8 million decrease in legal expense.

Interest Expense. Interest expense increased $0.2 million, as the Company saw an increase in lending rates during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Other Income (Expense), Net. Other income (expense), net was $1.8 million for the three months ended March 31, 2023 as compared to an expense of $0.0 million in the three months ended March 31, 2022. The income in the current year is attributable to the amortization of purchase discounts on held-to-maturity cash-equivalent investments.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022

Net cash used in operating activities	$(17,383)	$(21,966)
Net cash used in investing activities	$(126)	$(227)
Net cash (used in) provided by financing activities	$(156)	$92
Net (decrease) increase in cash	$(17,665)	$(22,101)

Net Cash Used in Operating Activities.

Net cash used in operating activities for the three months ended March 31, 2023 was $17.4 million, consisting primarily of a net loss of $17.1 million and a net change in our operating assets and liabilities of $4.2 million, partially offset by non-cash charges of $3.9 million. The net change in our operating assets and liabilities was primarily due to a $1.0 million increase in accounts receivable and a $1.0 million increase in inventory to support the continued growth of our operations. The Company had a $0.9 million decrease in accounts payable, while accrued compensation and accrued and other current liabilities decreased by an aggregate of $3.7 million, primarily driven by the timing of payments on invoices and bonuses. The non-cash charges primarily consisted of $3.5 million related to stock-based compensation, $0.2 million of noncash operating lease expense, $0.1 million of depreciation, and $0.1 million of accretion of debt discount and amortization of debt issuance costs.

Net cash used in operating activities for the three months ended March 31, 2022 was $22.0 million, consisting primarily of a net loss of $23.3 million. The net change in our operating assets and liabilities during the period was $2.1 million, which was more than offset by non-cash charges of $3.4 million. The net change in our operating assets and liabilities was primarily due to a $1.2 million increase in accounts receivable and a $0.6 million increase in inventory to support the continued growth of our operations. Prepaid expenses decreased by $1.5 million as balances on annual prepaid contracts decreased during the period. The Company also had a $2.1 million decrease in accrued compensation and a $0.2 million decrease in accounts payable driven by the timing of payments on invoices and bonuses. The non-cash charges primarily consisted of $3.0 million related to stock-based compensation, $0.2 million of depreciation, $0.2 million of accretion of debt discount and amortization of debt issuance costs, and $0.1 million of noncash operating lease expense.

Net Cash Used in Investing Activities.

Net cash used in investing activities in the three months ended March 31, 2023 and 2022 was $0.1 million and $0.2 million, respectively, in both cases for purchases of property and equipment.

Net Cash Provided by Financing Activities.

Net cash used in financing activities in the three months ended March 31, 2023 of $0.2 million was primarily related to taxes paid on the net share settlement of restricted stock units, partially offset by proceeds from stock option exercises.

Net cash provided by financing activities in the three months ended March 31, 2022 of $0.1 million was related to proceeds from stock option exercises.

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

As of March 31, 2023, we had cash and cash equivalents of $167.3 million, an accumulated deficit of $256.3 million and $35.0 million outstanding under our term loan agreement (before debt discount). Based on our current planned operations, we expect revenue from sales of our products, our cash and cash equivalents and additional borrowings available under our revolving credit facility will enable us to fund our operations for at least the next twelve months and the foreseeable future.

MidCap Loan Agreements

We currently have two credit and security agreements with MidCap Financial Services, which provide for a maximum $40.0 million credit facility, consisting of a $35.0 million senior secured term loan (the "Term Loan") and a $5.0 million revolving loan (the "Revolver" and collectively with the Term Loan, the “MidCap Credit Facility”).

Our obligations under the MidCap Credit Facility are guaranteed by us and our future subsidiaries, subject to exceptions for certain foreign subsidiaries. Our obligations under the agreements are secured by substantially all of our assets, including our material intellectual property. Additionally, we are subject to customary affirmative and negative covenants, including covenants that limit or restrict the ability of us to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. As of March 31, 2023, we were in compliance with all financial and non-financial covenants.

The MidCap Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross-defaults and bankruptcy and insolvency events.

Term Loan

The Term Loan agreement includes a maturity date of November 1, 2025 and includes a stated floating interest rate that is reserve-adjusted SOFR, plus 7.00%. Principal payments under the Term Loan are scheduled to begin in December 2023. However, if certain conditions are met, the initiation of principal payments can be delayed to December 2024. We currently expect that we will be in a position to meet the conditions necessary to extend the commencement date for the initiation of principal payments under the 2020 Term Loan from December 1, 2023 to December 1, 2024. In addition, the final payment fee is 6.0% and we are subject to certain financial and non-financial covenants.

We incurred $0.7 million of issuance costs in conjunction with the Term Loan which were netted against the borrowed funds in the balance sheet and are being accreted using the effective interest method as interest expense over the contractual period of the Term Loan.

In conjunction with the initial funding of the Term Loan in 2020, we issued a 10-year warrant to the Lender to purchase 300,000 shares of our Series F redeemable convertible preferred stock at an exercise price of $21.88 per share, or the MidCap Warrant, with the estimated fair value of $1.8 million. The MidCap Warrants were recorded at the fair value as a debt discount and as a warrant liability. The debt discount is being accreted using the effective interest method as interest expense over the contractual period of the Term Loan. The MidCap Warrant was automatically converted into a common stock warrant in connection with the IPO and subsequently exercised in the third quarter of fiscal year 2021. Accordingly, the MidCap Warrant no longer remains outstanding.

Revolver

The maturity date of the Revolver was amended to November 1, 2025 and the stated floating interest rate was adjusted to reserve-adjusted LIBOR plus 4.50%. As of March 31, 2023, $5.0 million was available to be drawn under the 2020 Revolver which remains undrawn.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We believe that the assumptions and estimates associated with stock-based compensation has the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider this to be our critical accounting policy and estimate.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our consolidated financial statements for the year ended December 31, 2022, included under the heading “Management’s Discussion and Analysis of Financial Condition

and Results of Operations—Critical Accounting Policies and Estimates” in our 2022 Form 10-K and in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

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

Recently Issued Accounting Pronouncements

As of March 31, 2023, there are no significant Accounting Standard Updates (ASU's) issued and not yet adopted, that are expected to have a material impact on the Company's financial statements and related disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency exchange rate risk. There have been no material changes to such risks from those described in our 2022 Form 10-K under "Item 3 - Quantitative and Qualitative Disclosures About Market Risk."

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

Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that, as a result of the material weakness in our internal control over financial reporting described below, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective. However, our management, including our principal executive officer and our principal financial and accounting officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Except as set forth in Note 6, Commitments and Contingencies, in our notes to the unaudited condensed consolidated financial statements in this Quarterly Report, we do not believe we are currently a party to any legal proceedings, regulatory matters, or other disputes or claims which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, financial condition, operating results, liquidity or future prospects. However, regardless of the merits of the claims raised or the outcome, legal proceedings, regulatory matters, and other disputes and claims may have an adverse impact on us as a result of defense and settlement costs, diversion of management time and resources, and other factors

Item 1A. Risk Factors.

We are not aware of any material changes to the risk factors set forth under the heading "Risk Factors" in the 2022 Form 10-K, which are incorporated herein by reference. The risks described in the 2022 Form 10-K are not the only ones we face. Additional risks we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results, liquidity, and future prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

In July 2021, we completed our IPO. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-257320), as amended (the "Registration Statement"), declared effective by the SEC on July 14, 2021.

There has been no material change in the intended use of proceeds from the IPO as described in the Registration Statement.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.1#	Employment Agreement between Sight Sciences, Inc. and Alison Bauerlein, dated April 3, 2023
31.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act					*
31.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act					*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

# Indicates a management or compensator plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGHT SCIENCES, INC

May 8, 2023	By:	/s/ Paul Badawi
Paul Badawi
President and Chief Executive Officer