Form 10-Q
period 2023-06-30
Sight Sciences, Inc.
filed 2023-08-07
CIK 1531177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, the registrant had 48,651,074 shares of Common Stock, par value $0.001 outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Sight Sciences,” “we,” “us” and “our” refer to Sight Sciences, Inc.

This Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2023 (this "Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•
estimates of our total addressable market, future revenue, expenses, capital requirements, and our needs for additional financing;
•
our ability to obtain and maintain sufficient reimbursement for our products;
•
our ability to enter into and compete in new markets;
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
•
the impact of incidence of disease or other epidemics on our business, our customers' and suppliers' businesses, and on our industry and the economy;
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

The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report. While we believe that such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SIGHT SCIENCES, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$154,515	$185,000
Accounts receivable, net of allowance for credit losses of $1,037 and $1,024 at June 30, 2023 and December 31, 2022, respectively	18,103	15,148
Inventory, net	7,907	6,114
Prepaid expenses and other current assets	1,795	3,415
Total current assets	182,320	209,677
Property and equipment, net	1,477	1,571
Operating lease right-of-use assets	1,125	1,614
Other noncurrent assets	367	211
Total assets	$185,289	$213,073
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,947	$2,688
Accrued compensation	5,720	7,352
Accrued and other current liabilities	5,386	7,777
Total current liabilities	14,053	17,817
Long-term debt	33,607	33,313
Other noncurrent liabilities	1,498	1,867
Total liabilities	49,158	52,997
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, par value of $0.001 per share; 200,000,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively; 48,649,343 and 48,298,138 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	49	48
Additional paid-in-capital	407,146	399,271
Accumulated deficit	(271,064)	(239,243)
Total stockholders’ equity	136,131	160,076
Total liabilities and stockholders’ equity	$185,289	$213,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$23,471	$17,229	$42,296	$32,111
Cost of goods sold	3,381	2,736	6,429	5,768
Gross profit	20,090	14,493	35,867	26,343
Operating expenses:
Research and development	5,221	5,926	9,890	11,573
Selling, general and administrative	30,056	31,431	58,731	59,826
Total operating expenses	35,277	37,357	68,621	71,399
Loss from operations	(15,187)	(22,864)	(32,754)	(45,056)
Interest expense	(1,349)	(1,065)	(2,625)	(2,112)
Other income, net	1,790	95	3,580	80
Loss before income taxes	(14,746)	(23,834)	(31,799)	(47,088)
Provision for income taxes	8	9	22	18
Net loss and comprehensive loss	$(14,754)	$(23,843)	$(31,821)	$(47,106)
Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(0.50)	$(0.66)	$(0.99)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	48,536,310	47,701,451	48,471,153	47,635,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2023	48,450,378	$48	$402,638	$(256,310)	$146,376
Issuance of common stock upon exercise of stock options	56,994	—	122	—	122
Issuance of common stock upon vesting of restricted stock units	63,437	1	—	—	1
Withholding taxes on net share settlement of restricted stock units	—	—	(17)	—	(17)
Employee stock purchase plan purchases	78,534	—	661	—	661
Stock-based compensation expense	—	—	3,742	—	3,742
Net loss	—	—	—	(14,754)	(14,754)
Balance at June 30, 2023	48,649,343	49	407,146	(271,064)	136,131

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	48,298,138	$48	$399,271	$(239,243)	$160,076
Issuance of common stock upon exercise of stock options	103,202	—	171	—	171
Issuance of common stock upon vesting of restricted stock units	169,469	1	—	—	1
Withholding taxes on net share settlement of restricted stock units	—	—	(222)	—	(222)
Employee stock purchase plan purchases	78,534	—	661	—	661
Stock-based compensation expense	—	—	7,265	—	7,265
Net loss	—	—	—	(31,821)	(31,821)
Balance at June 30, 2023	48,649,343	49	407,146	(271,064)	136,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2022	47,590,348	$48	$388,127	$(176,264)	$211,911
Issuance of common stock upon exercise of stock options	229,358	—	159	—	159
Stock-based compensation expense	—	—	3,532	—	3,532
Net loss	—	—	—	(23,843)	(23,843)
Balance at June 30, 2022	47,819,706	48	391,818	(200,107)	191,759

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	47,504,704	$48	$385,060	$(153,001)	$232,107
Issuance of common stock upon exercise of stock options	315,002	—	252	—	252
Stock-based compensation expense	—	—	6,506	—	6,506
Net loss	—	—	—	(47,106)	(47,106)
Balance at June 30, 2022	47,819,706	48	391,818	(200,107)	191,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(31,821)	$(47,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	295	375
Accretion of debt discount and amortization of debt issuance costs	294	328
Stock-based compensation expense	7,265	6,506
Provision for credit losses	40	105
Provision for excess and obsolete inventories	208	118
Noncash operating lease expense	489	246
Loss on disposal of property and equipment	66	49
Changes in operating assets and liabilities:
Accounts receivable	(2,995)	(1,870)
Inventory	(2,001)	(1,583)
Prepaid expenses and other current assets	1,622	2,129
Other noncurrent assets	(156)	(34)
Accounts payable	190	(608)
Accrued compensation	(1,632)	299
Accrued and other current liabilities	(2,894)	599
Other noncurrent liabilities	158	176
Net cash used in operating activities	(30,872)	(40,271)
Cash flows from investing activities
Purchases of property and equipment	(223)	(569)
Net cash used in investing activities	(223)	(569)
Cash flows from financing activities
Proceeds from exercise of common stock options	171	250
Taxes paid on the net share settlement of restricted stock units	(222)	—
Proceeds from employee stock purchase plan purchases	661	—
Net cash provided by financing activities	610	250
Net change in cash and cash equivalents	(30,485)	(40,590)
Cash and cash equivalents at beginning of period	185,000	260,687
Cash and cash equivalents at end of period	$154,515	$220,097

Supplemental disclosure of cash flow information
Cash paid for interest	$2,066	$1,548
Supplemental noncash disclosure
Acquisition of property and equipment included in accounts payable and accrued liabilities	$147	$279

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

The Company's product portfolio aligns with its two reportable operating segments: Surgical Glaucoma and Dry Eye. The products for the Surgical Glaucoma segment feature the OMNI® Surgical System, which is an implant-free glaucoma surgery technology indicated to reduce intraocular pressure in adult patients with primary open-angle glaucoma, the world's leading cause of irreversible blindness, and the SION™ Surgical Instrument, a manually operated device used in ophthalmic surgical procedures to excise trabecular meshwork. The product portfolio for the Dry Eye segment consists of the TearCare® System ("TearCare") for ophthalmologists and optometrists. TearCare is a wearable eyelid technology for adult patients with evaporative dry eye disease due to meibomian gland dysfunction (MGD) when used in conjunction with manual expression of the meibomian glands, enabling clearance of gland obstructions by physicians to address the leading cause of dry eye disease.

Significant Risks and Uncertainties

Since inception, the Company has incurred losses and negative cash flows from operations. As of June 30, 2023, the Company had an accumulated deficit of $271.1 million and recorded a net loss of $31.8 million for the six months then ended and expects to incur additional losses in the future. If the Company’s revenue levels from its products are not sufficient or if the Company is unable to secure additional funding when desired, the Company may need to delay the development of its products, scale back its business and operations, or change its business strategy.

The Company believes that its existing sources of liquidity will satisfy its working capital and capital requirements for at least 12 months from the issuance of its financial statements. Any failure to generate increased revenue, achieve improved gross margins, or control operating costs could require the Company to raise additional capital through equity or debt financing. Such additional financing may not be available on acceptable terms, or at all, and could require the Company to modify, delay, or abandon some of its planned future expansion or expenditures or reduce some of its ongoing operating costs, which could harm its business, operating results, financial condition, and ability to achieve its intended business objectives.

Note 2. Summary of Significant Accounting Policies

There have been no significant changes in the Company's significant accounting policies during the six months ended June 30, 2023, as compared with those disclosed in the 2022 Form 10-K.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) applicable to interim periods and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.

The unaudited consolidated financial statements have been prepared on a basis consistent with the audited financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's financial information contained herein. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date. These interim condensed consolidated financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company's financial statements and accompanying notes for the fiscal year ended December 31, 2022, which are contained in the 2022 Form 10-K . The Company's results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period.

The accompanying condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates related to the provision for credit losses, inventory excess and obsolescence, the selection of useful lives of property and equipment, determination of the fair value of stock option grants, and provisions for income taxes and contingencies. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the financial statements. Actual results could differ from these estimates and such differences could be material to the Company’s financial position and results of operations.

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

Accounting Standards Not Yet Adopted

As of June 30, 2023, there are no significant ASUs issued and not yet adopted that are expected to have a material impact on the Company's financial statements and related disclosures.

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

The Company's cash and cash equivalents included $123.4 million of treasury bills as of June 30, 2023. These securities are classified as held-to-maturity and all have been purchased with original maturities of 90 days or less. Held-to-maturity debt securities are recorded at amortized cost in the financial statements.

	June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$123,396	$42	$—	$123,438

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of June 30, 2023 and December 31, 2022, total debt of $33.6 million and $33.3 million is reported at amortized cost, respectively. This outstanding debt is classified as Level 2 as it is not actively traded. The amortized cost of the outstanding debt approximates the fair value.

The financial statements as of June 30, 2023 and December 31, 2022 do not include any assets or liabilities that are measured at fair value on a nonrecurring basis.

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	As of June 30,	As of December 31,
	2023	2022
Tools and equipment	$1,879	$2,173
Computer equipment and software	37	37
Furniture and fixtures	323	282
Leasehold improvements	38	38
Construction in process	507	475
	2,784	3,005
Less: Accumulated depreciation	(1,307)	(1,434)
Property and equipment, net	$1,477	$1,571

Depreciation expense was $0.1 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense was $0.3 million for both the six months ended June 30, 2023 and 2022.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	As of June 30,	As of December 31,
	2023	2022
Accrued expenses	$2,685	$5,307
Current portion of lease liabilities	1,064	1,033
Short term interest payable	373	348
Other accrued liabilities	1,264	1,087
Total accrued and other current liabilities	$5,386	$7,775

Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	As of June 30,	As of December 31,
	2023	2022
Long term interest payable	$1,352	$1,194
Noncurrent portion of lease liabilities	107	635
Other noncurrent liabilities	39	38
Total other noncurrent liabilities	$1,498	$1,867

Note 5. Debt

As of June 30, 2023, the Company had two credit and security agreements with certain entities affiliated with MidCap Financial Services (such entities collectively, the "Lender"), which provided for a maximum $40.0 million credit facility, consisting of a $35.0 million senior secured term loan (the "Term Loan") and a $5.0 million revolving loan (the "Revolver" and collectively with the Term Loan, the "MidCap Credit Facility"). On July 20, 2023, the Company and the agent for the Lender entered into certain payoff and termination agreements pursuant to which, effective as of July 21, 2023, the Company paid off and discharged all of its obligations under the agreement evidencing the Revolver and the Revolver terminated in accordance with the provision of the payoff and termination agreements. The Term Loan remains in effect.

The obligations under the Term Loan agreement are guaranteed by the Company's current and future subsidiaries, subject to exceptions for certain foreign subsidiaries, and secured by substantially all assets of the Company, including material intellectual property. Additionally, the Company is subject to customary affirmative and negative covenants as defined in the Term Loan agreement, including covenants that limit or restrict the ability to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. As of June 30, 2023, the Company was in compliance with all financial and non-financial covenants under the MidCap Credit Facility. The Term Loan agreement includes a maturity date of November 1, 2025, and principal payments under the Term Loan are expected to commence in December 2023. However, if certain conditions are met, principal payments may instead commence in December 2024.

The Term Loan agreement contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross-defaults and bankruptcy and insolvency events. In addition, the Term Loan agreement includes a stated floating interest rate that is reserve-adjusted SOFR, plus 7.00%, and a provision for a final payment fee of 6.0% of the $35.0 million Term Loan balance, which has been partially accrued and recorded as a long-term interest payable in other noncurrent liabilities of $1.4 million as of June 30, 2023 and $1.2 million as of December 31, 2022.

As of June 30, 2023 and December 31, 2022, $5.0 million was available to be drawn under the Revolver, respectively. The Revolver had not been drawn upon as of June 30, 2023 and December 31, 2022. Long-term and short-term debt was as follows (in thousands):

	As of June 30,	As of December 31,
	2023	2022
Term Loan	$35,000	$35,000
Total principal payments due	35,000	35,000
Less: debt discount related to warrant liability and issuance costs	(1,393)	(1,687)
Total amounts outstanding	33,607	33,313
Less: current portion	—	—
Total accrued and other current liabilities	$33,607	$33,313

The repayment schedule relating to the Term Loan as of June 30, 2023, is as follows (in thousands):

Amount
2023 (remainder)	—
2024	2,917
2025	32,083
Thereafter	—
Total repayments	$35,000

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

During the first quarter of 2021, the Company renewed its lease on its corporate headquarters in Menlo Park, California. The lease commenced in August 2021 and has a term of 37 months from the commencement date. The Company recorded an aggregate right-of-use ("ROU") asset and lease liability of $1.5 million. The ROU asset and corresponding lease liability were estimated using a weighted-average incremental borrowing rate of 13.59%. Total base rent is approximately $1.6 million under the lease agreement.

During the fourth quarter of 2022, the Company entered into a supply agreement with an expected term of 18 months. The supply agreement contains provisions that indicate an embedded lease is present within the agreement. The agreement commenced in early December 2022 and the Company recorded an aggregate ROU asset and lease liability of $0.7 million. The ROU asset and corresponding lease liability were estimated using a weighted-average incremental borrowing rate of 10.75%. Total base rent under the agreement is approximately $0.7 million.

The Company recognizes rent expense on a straight-line basis over the noncancelable lease term. The Company’s rent expense was $0.6 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively. The Company’s rent expense was $0.3 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the weighted average remaining lease term for the leases was 1.1 years.

Operating lease expense and supplemental cash flow information related to operating leases for the three months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense	$288	$173	$581	$346
Cash paid for operating leases	293	171	590	341

Aggregate future minimum lease payments at June 30, 2023, under these noncancelable operating leases were as follows (in thousands):

As of June 30,
2023
2023 (remainder)	611
2024	662
Total future minimum lease payments	$1,273
Less: imputed interest	(102)
Present value of future minimum lease payments	$1,171
Less: current portion of operating lease liability	(1,064)
Operating lease liabilities – noncurrent	$107

Legal Proceedings

On September 16, 2021, the Company filed suit in the U.S. District Court for the District of Delaware (C.A. No. 1:21-cv-01317) alleging that Ivantis, Inc. ("Ivantis") directly and indirectly infringes the Company's U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 by making, using, selling, and offering for sale the Hydrus® Microstent. The Company’s complaint seeks money damages and injunctive relief. On January 24, 2022, Ivantis asserted counterclaims requesting declaratory judgments that the Company's asserted patents-in-suit are not infringed and/or are invalid. On August 1, 2022, the Company filed an amended complaint alleging that Alcon Inc., Alcon Vision, LLC and Alcon Research, LLC (collectively, "Alcon") infringe the four originally asserted patents by making, using, selling, and offering for sale the Hydrus® Microstent, and that all defendants also infringe U.S. Patent No. 11,389,328. The defendants asserted counterclaims requesting declaratory judgments that the Company’s asserted patents-in-suit are not infringed and/or are invalid. A five-day jury trial is scheduled to commence on April 8, 2024. Ivantis and Alcon filed petitions with the U.S. Patent Office seeking inter partes review of U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 (IPR2022-01529, IPR2022-01530, IPR2022-01533, IPR2022-01540), each of which the U.S. Patent Office denied for raising prior art reference and invalidity arguments that were cumulative of those previously considered by the office. The Company is presently unable to predict the outcome of this lawsuit or to reasonably estimate the potential financial impact of the lawsuit on the Company, if any.

The Company is subject to legal, regulatory, and other claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings, and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations in a given period. As of June 30, 2023 the Company does not believe it was a party to any legal proceedings, regulatory matters, or other disputes or claims which, if determined adversely, would, individually or taken together, have a material adverse effect on its business, financial condition, operating results, liquidity or future prospects. However, regardless of the merits of the claims raised or the outcome, legal proceedings and claims may have an adverse impact on the Company as a result of defense and settlement costs, diversion of management time and resources, and other factors.

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as an indemnitee may be subject to any proceeding arising out of acts or omissions of such indemnitee in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. This insurance allows the transfer of risk associated with the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of June 30, 2023 or December 31, 2022.

Note 7. Stockholders' Equity

Common Stock

In connection with the initial public offering of the Company's common stock (the "IPO"), the Company’s certificate of incorporation was amended and restated to provide for 200,000,000 authorized shares of common stock with a par value of $0.001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds are legally available, when and if declared by the board of directors. As of June 30, 2023, no dividends have been declared to date. Each share of common stock is entitled to one vote.

At June 30, 2023 and December 31, 2022, the Company had reserved common stock for future issuances as follows:

	June 30,	December 31,
	2023	2022
Common stock options issued and outstanding	4,869,644	4,819,906
Common stock available for future grant	7,297,963	6,099,584
Restricted stock units outstanding	1,906,435	1,014,123
Shares available for future purchase under ESPP	1,630,570	1,226,123
Total	15,704,612	13,159,736

Note 8. Equity Incentive Plans

2011 Stock Option Plan and 2021 Incentive Award Plan

In 2011, the Company established its 2011 Stock Option Plan (the “2011 Plan”), which provided for the granting of stock options to employees and certain nonemployees of the Company.

In July 2021, the board of directors and stockholders adopted and approved the 2021 Incentive Award Plan, (the “2021 Plan”). Under the 2021 Plan, the Company has the ability to issue incentive stock options ("ISOs"), nonqualified stock options ("NSOs"), stock appreciation rights, dividend equivalent rights, restricted stock awards, and restricted stock unit awards ("RSUs"). Options under the 2021 Plan can typically be granted for periods of up to ten years. For stock options granted to a grantee who, at the time the option is granted, owned stock representing more than 10% of the voting power of all classes of stock of the Company (or any parent or subsidiary of the Company), the term of the stock option may be granted for periods of up to five years. The ISOs and NSOs will be granted at a price per share not less than the fair value at the date of grant. The exercise price of a stock option granted to a 10% stockholder shall be not less than 110% of the grant date fair value of the shares. Options granted to new hires generally vest over a four-year period, with 25% of the shares vesting on the first anniversary of the grant date and the remaining shares vesting in 36 equal monthly installments thereafter; options granted as merit awards generally vest in 48 equal monthly installments following the grant date. RSUs granted generally vest over a four-year period with straight-line vesting in equal amounts on an annual basis.

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

At June 30, 2023 and December 31, 2022 there were 7,297,963 and 6,099,584 shares, respectively, of common stock available for issuance under the 2021 Plan.

Stock Option Awards

The following table summarizes stock option activity under the 2021 Plan during the periods presented:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Average Intrinsic Value (in thousands)
Balances as of December 31, 2022	4,819,906	$9.67	7.7	$19,463
Grants	745,800	9.81
Forfeited/cancelled	(591,416)	12.49
Exercised/released	(104,646)	1.52
Balances as of June 30, 2023	4,869,644	$9.54	7.4	$9,721
Vested and exercisable as of June 30, 2023	2,552,922	$7.49	6.4	$8,480
Vested and expected to vest as of June 30, 2023	4,869,644	$9.54	7.4	$9,721

During the three and six months ended June 30, 2023, the Company recorded stock-based compensation expense of $2.3 million and $4.5 million related to stock option awards, respectively. During the three and six months ended June 30, 2022, the Company recorded stock-based compensation expense of $2.6 million and $5.1 million related to stock option awards, respectively. The weighted-average grant-date fair values of options granted during the six months ended June 30, 2023 and 2022 was $6.94 and $9.67 per share, respectively.

The aggregate intrinsic value of options exercised was $0.5 million and $1.0 million during the three and six months ended June 30, 2023, respectively. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise. As of June 30, 2023, the unrecognized stock-based compensation expense relating to unvested options was $19.4 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Determination of Fair Value

The Company estimated the grant date fair value of stock options using the Black-Scholes option-pricing model. The fair value of stock options is recognized on a straight-line basis over the requisite service periods of the awards. The fair value of stock options was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected term (in years)	6.03 – 6.07	5.98 – 6.04	5.60 – 6.07	5.38 – 6.94
Expected volatility	78.53% – 79.60%	58.74% – 59.24%	78.53% – 79.73%	58.74% – 60.12%
Risk-free interest rate	3.48% – 3.65%	2.82% – 3.14%	3.48% – 3.67%	1.34% – 3.14%
Dividend yield	–	–	–	–

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

Expected Volatility

The Company used an average historical stock price volatility of a peer group of publicly traded companies to be representative of its expected future stock price volatility, as the Company's trading history for its common stock does not cover the expected term of granted awards. For purposes of identifying these peer companies, the Company considered the industry, stage of development, size, and financial leverage of potential comparable companies. For each grant, the Company measured historical volatility over a period equivalent to the expected term.

Risk-Free Interest Rate

The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of a stock award.

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

The following table summarizes restricted share award activity under the 2021 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding, December 31, 2022	1,014,123	$14.25
Grants	1,298,236	9.71
Forfeited/cancelled	(236,092)	12.66
Vested	(169,832)	14.56
Outstanding, June 30, 2023	1,906,435	$11.32

During the three and six months ended June 30, 2023, the Company recorded stock-based compensation expense of $1.4 million and $2.5 million, respectively, related to the RSUs. During the three and six months ended June 30, 2022, the Company recorded stock-based compensation expense of $0.8 million and $1.3 million, respectively, related to the RSUs. As of June 30, 2023, there was $19.1 million of total unrecognized stock-based compensation expense relating to the RSUs that is expected to be recognized over a weighted-average period of 3.2 years.

Employee Stock Purchase Plan

In July 2021, the board of directors and stockholders adopted and approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The Company initially reserved 850,000 shares of common stock for future issuance under the ESPP. Pursuant to the evergreen provision under the ESPP, this initial reserve was increased by 482,981 and 475,047 shares on January 1, 2023 and 2022, respectively. These annual increases were effected pursuant to an evergreen provision in the ESPP, and are equal to the lesser of (i) 1% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the board of directors, subject to certain limitations.

The Company has two offering periods annually, running for six-months, with the first offering period beginning in the second quarter, and the second offering period beginning in the fourth quarter. The purchase of shares for participants in the ESPP occurs at the conclusion of each offering period.

For the six months ended June 30, 2023, participants in the ESPP purchased 78,534 shares for a total of $0.7 million. As of June 30, 2023, the Company has collected payroll withholdings of $0.2 million in the current offering period for the purchase of shares under the ESPP. The Company recorded stock-based compensation expense associated with the ESPP of $0.1 million and $0.3 million for the three and six months ended June 30, 2023, respectively. The Company recorded stock-based compensation expense associated with the ESPP of $0.1 million for both the three and six months ended June 30, 2022.

As of June 30, 2023, there were 1,630,570 shares of common stock available for issuance under the ESPP.

The fair value of shares to be issued under the Company's 2021 ESPP was estimated using the Black-Scholes valuation model with the following assumptions for the three and six months ended June 30, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected term (in years)	0.48 – 0.50	0.50	0.48 – 0.50	0.50
Expected volatility	66.72% – 97.38%	76.50%	66.72% – 97.38%	76.50%
Risk-free interest rate	4.62% – 5.32%	1.51%	4.62% – 5.32%	1.51%
Dividend yield	–	–	–	–

Stock-Based Compensation

The following is a summary of stock-based compensation expense by function (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of goods sold	$71	$42	$130	$78
Research and development	587	410	1,115	753
Selling, general and administrative	3,084	3,080	6,020	5,675
Total stock-based compensation expense	$3,742	$3,532	$7,265	$6,506

Note 9. Net Loss per Share Attributable to Common Stockholders

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. As the Company reported a net loss for the three and six months ended June 30, 2023 and 2022, basic net loss per share is the same as diluted net loss per share for each of the reported periods.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(14,754)	$(23,843)	$(31,821)	$(47,106)
Denominator:
Weighted-average shares of common stock outstanding—basic and diluted	48,536,310	47,701,451	48,471,153	47,635,840
Net loss per share attributable to common stockholders—basic and diluted	$(0.30)	$(0.50)	$(0.66)	$(0.99)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive as a result of the net loss position:

	June 30,
	2023	2022
Stock option awards	4,869,644	5,709,691
Restricted stock units	1,906,435	766,598
Total	6,776,079	6,476,289

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

Surgical Glaucoma segment includes sales of the Company’s OMNI® Surgical System and SIONTM Surgical Instrument for use in minimally invasive glaucoma procedures. Dry Eye segment includes sales of the Company’s TearCare® System and related components and accessories for use in the treatment of dry eye disease.

The following table summarizes select operating results information for each reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Surgical Glaucoma	$21,398	$15,899	$38,733	$29,770
Dry Eye	2,073	1,330	3,563	2,341
Total	23,471	17,229	42,296	32,111
Cost of goods sold
Surgical Glaucoma	2,444	1,949	4,806	3,440
Dry Eye	937	787	1,623	2,328
Total	3,381	2,736	6,429	5,768
Gross profit
Surgical Glaucoma	18,954	13,950	33,927	26,330
Dry Eye	1,136	543	1,940	13
Total	20,090	14,493	35,867	26,343
Operating expense	35,277	37,357	68,621	71,399
Loss from operations	(15,187)	(22,864)	(32,754)	(45,056)
Interest expense	(1,349)	(1,065)	(2,625)	(2,112)
Other income, net	1,790	95	3,580	80
Loss before income tax	$(14,746)	$(23,834)	$(31,799)	$(47,088)

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

Note 11. Subsequent Events

The Company evaluated subsequent events through August 7, 2023, the date on which the condensed consolidated financial statements were issued.

On July 21, 2023, the Company paid off and discharged its obligations arising out of the termination of the Revolver agreement, and the agreement terminated. As of this date of termination, the Company had not drawn any portion of the $5.0 million revolving loan under the Revolver agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report and our audited financial statements and related notes disclosed in our 2022 Form 10-K. Certain statements included in this discussion and analysis constitute “forward-looking statements” that are subject to considerable risks and uncertainties. Please see the information under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report.

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

Our initial product development has focused on the treatment of two of the world’s most prevalent and underserved eye diseases, glaucoma and dry eye disease. We have commercialized products in each of our two reportable segments, Surgical Glaucoma and Dry Eye. Our Surgical Glaucoma segment consists of sales of the OMNI® Surgical System ("OMNI") and the SION™ Surgical Instrument ("SION"), while our Dry Eye segment includes sales of the TearCare® System, and related components and accessories. Each product is primarily sold through a highly-involved direct sales model that offers intensive education, training and customer service. We believe this philosophy and model not only enables us to differentiate our products and company from competitors, but also to expand our addressable market by educating ophthalmologists and optometrists (together, "ECPs"), patients and other stakeholders on our products and evolving treatment paradigms. Outside of the U.S., we have established direct commercial operations in the United Kingdom and Germany. We sell OMNI in several other countries through distributors.

We sell OMNI and SION to facilities where ophthalmic surgeons perform outpatient procedures, such as ambulatory service centers ("ASCs") and hospital outpatient departments ("HOPDs"), which are typically reimbursed by Medicare or private payors for procedures using our products. We sell TearCare to optometrist and ophthalmologist practices. Currently, there is no meaningful reimbursement coverage by Medicare or private payors for meibomian gland disease ("MGD") procedures, including TearCare, and patients typically pay out-of-pocket for TearCare. We are continuing our controlled commercial launch and are focused on our comprehensive, clinical data-driven long-term market development plan that aims to improve awareness and patient access to TearCare. We have dedicated meaningful resources to execute our commercial strategy and we continue to expand our sales organization through additional sales representatives and territories. The overall success of our approach to eyecare to date is evidenced by over 180,000 estimated uses of Surgical Glaucoma products and their predicates in over 1,900 hospitals and ASCs in the U.S. and Europe, and over 40,000 estimated uses of TearCare in over 1,300 eyecare facilities in the U.S. through June 30, 2023.

We do not currently operate any manufacturing facilities and instead contract with third parties for our production requirements. We believe our suppliers will be able to meet our current and anticipated manufacturing needs across all our products. We plan to continue to utilize third party contract manufacturers for our products and any related components.

Revenue in our Surgical Glaucoma segment for the six months ended June 30, 2023 and 2022 was $38.7 million and $29.8 million, respectively, with gross margins for the same period of 87.6% and 88.4%, respectively. The Company continues to focus on cost optimization efforts to increase margins in our Surgical Glaucoma segment. Revenue in our Dry Eye segment for the six months ended June 30, 2023 was $3.6 million, with gross margin of 54.4%. In the prior year comparable period, Dry Eye revenue was $2.3 million, with a gross margin of 0.6%. Given the earlier stage of TearCare’s commercial development, we expect our Dry Eye segment’s gross margins to be lower than our Surgical Glaucoma segment’s gross margins for the near and medium-term due to the allocation of fixed labor and overhead costs to the segment's cost of goods sold.

We believe in the importance of continued strategic investment in initiatives that: further demonstrate our products’ clinical effectiveness and safety to potential customers, patients, payors and regulators; enhance our commercial capabilities, including resources dedicated to sales, marketing and education; ensure the broadest possible patient access to the treatment alternatives that our products are cleared to offer; enhance and improve upon our existing product technologies; and allow us to innovate new products, devices or drugs, in glaucoma and ocular surface disease or in new eye disease areas. As a result, we intend to continue to invest in clinical studies, sales and marketing, education initiatives, market access, and product development. However, we are also focused on disciplined expenditures, and seek to grow our operating expenses at a lower rate than revenue. Because of these and other factors, we expect to continue to incur net losses for at least the next several years, and we may seek additional debt and equity financing to fund our operations and planned growth.

To date, our primary sources of capital have been private placements of redeemable convertible preferred stock, debt financing agreements, the sale of common stock in our IPO, and revenue from the sale of our products. As of June 30, 2023, we had an outstanding term loan balance of $35.0 million (excluding debt discount and amortized debt issuance costs), cash and cash equivalents of $154.5 million and an accumulated deficit of $271.1 million.

Factors Affecting Our Business and Results of Operations

We believe there are several important factors that have impacted and that will continue to impact our business and results of operations. Except as described in Part II, Item 1A, "Risk Factors," there have been no material changes to such factors from those described in our 2022 Form 10-K under the heading "Factors Affecting our Business and Results of Operations."

Components of Our Results of Operations

Revenue

We currently derive the majority of our U.S. revenue from the sale of our OMNI and SION products to ASCs and HOPDs and our TearCare products to ophthalmology and optometry practices. During the six months ended June 30, 2023 and 2022, the revenue from our Surgical Glaucoma segment accounted for over 90% of our total revenue. Substantially all of our revenue for both periods were generated from sales within the U.S. Our Surgical Glaucoma customers place orders based on their expected procedure volume and reorder as needed, typically on a biweekly, monthly or bimonthly basis. Our TearCare customers typically purchase a TearCare System which consists of one or more SmartHubs, multiple single-use TearCare SmartLids® ("SmartLids") and other accessories. After utilizing their initial inventory, customers can reorder SmartLids as needed. No single customer accounted for 10% or more of our revenue for either the three or six months ended June 30, 2023 and 2022.

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

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including differences in segment gross margins, changes in average selling prices, product sales mix, production and ordering volumes, manufacturing costs, product yields, and headcount. In general, we expect our gross margins to increase over the long-term to the extent our production and ordering volumes increase and as we spread the fixed portion of our overhead costs over a larger number of units produced. We intend to use our design, engineering and manufacturing know-how and capabilities to further advance and improve the efficiency of our suppliers’ manufacturing processes, which we believe will reduce costs and increase our gross margins. Our gross margins could fluctuate from quarter to quarter as we transition to new suppliers, introduce new products, and adopt new manufacturing processes and technologies.

Research and Development Expenses

Research and development ("R&D") expenses consist primarily of costs associated with engineering, product development, clinical studies to develop and support our products, including clinical trial design, clinical trial site initiation and study costs, internal and external costs associated with our regulatory compliance and quality assurance functions, medical affairs, cost of products used for clinical trials and other costs associated with products and technologies – either new or enhancements of existing platforms – that are in development. These expenses also include personnel expenses, including salaries, benefits and stock-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses, depreciation expenses for equipment and an allocation of information technology ("IT") and facility overhead expenses. Our R&D expenses as a percentage of revenue may vary over time depending on the level and timing of new product development efforts, as well as clinical development, clinical trial and other related activities. We expect our R&D expenses to increase for the next several years as we continue to invest in our active clinical trial program, develop new products, and improve our existing products.

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

Other Income, Net

Other income, net primarily consists of interest and amortization on held-to-maturity investments in treasury securities.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022 (dollars in thousands)

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(unaudited)
Revenue
Surgical Glaucoma	$21,398	$15,899	$5,499	34.6%
Percentage of total revenue	91.2%	92.3%
Dry Eye	2,073	1,330	743	55.9
Percentage of total revenue	8.8%	7.7%
Total	23,471	17,229	6,242	36.2
Cost of goods sold
Surgical Glaucoma	2,444	1,949	495	25.4
Dry Eye	937	787	150	19.1
Total	3,381	2,736	645	23.6
Gross profit
Surgical Glaucoma	18,954	13,950	5,004	35.9
Dry Eye	1,136	543	593	(109.2)
Total	20,090	14,493	5,597	38.6
Gross margin
Surgical Glaucoma	88.6%	87.7%
Dry Eye	54.8%	40.8%
Total	85.6%	84.1%
Operating expenses
Research and development	5,221	5,926	(705)	(11.9)
Selling, general and administrative	30,056	31,431	(1,375)	(4.4)
Total operating expenses	35,277	37,357	(2,080)	(5.6)
Loss from operations	(15,187)	(22,864)	7,677	33.6
Interest expense	(1,349)	(1,065)	(284)	(26.7)
Other income, net	1,790	95	1,695	(1,784.2)

Loss before income tax	(14,746)	(23,834)	9,088	38.1
Provision (benefit) for income tax	8	9	(1)	(11.1)
Net loss and comprehensive loss	$(14,754)	$(23,843)	$9,089	38.1%

Revenue. Revenue for the three months ended June 30, 2023 was $23.5 million, an increase of $6.2 million, or 36.2%, from the prior year comparable period. The overall increase in Surgical Glaucoma revenue was primarily attributable to an increase in the number of OMNI and SION units sold in the three months ended June 30, 2023. This growth in units was driven by both a growth in the number of facilities ordering OMNI and SION, as well as an increase in unit utilization per ordering facility. Our Dry Eye revenue increased in the three months ended June 30, 2023 versus the comparable period in 2022 due to the continued growth in our customer base and an increase in total TearCare procedures performed. Surgical Glaucoma sales represented 91.2% and 92.3% of our total revenue generated in the three months ended June 30, 2023 and 2022, respectively.

Cost of Goods Sold and Gross Profit. Cost of goods sold was $3.4 million, during the three months ended June 30, 2023, an increase of $0.6 million from $2.7 million in the prior year comparable period. Our Surgical Glaucoma cost of goods sold increased $0.5 million as compared to the comparable period in 2022. The increase was driven by increased sales activity, partially offset by lower per unit production costs as a result of continued manufacturing efficiencies. Dry Eye cost of goods sold increased $0.2 million in the three months ended June 30, 2023 compared to the comparable period in 2022 primarily driven by higher sales volumes and offset by cost efficiencies.

Our total gross profit was $20.1 million in the three months ended June 30, 2023, an increase of $5.6 million from the comparable period in 2022. Our total gross margin for the three months ended June 30, 2023 increased to 85.6%, up from 84.1% in the prior year comparable period. Gross margin in our Surgical Glaucoma segment was 88.6% for the quarter ended June 30, 2023, an increase from 87.7% for the prior year comparable period, primarily due to manufacturing efficiencies generated as a result of higher OMNI production volumes, partially offset by lower average selling price due to product mix. In our Dry Eye segment, gross margin increased from 40.8% in the second quarter of 2022 to 54.8% for the quarter ended June 30, 2023, primarily due to increased mix of SmartLids, which has a higher gross margin than SmartHubs and higher average selling price of SmartHubs.

Research and Development Expenses. The $0.7 million decrease in R&D expenses during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily attributable to a $0.2 million decrease in personnel expenses and a $0.2 million decrease in clinical studies expense.

Selling, General, and Administrative Expenses. SG&A expenses were $30.1 million for the three months ended June 30, 2023, a decrease of $1.4 million from the prior year comparable period. The decrease was primarily driven by a $1.3 million decrease in marketing expenses in the second quarter. In addition, the Company saw a $0.7 million decrease in consulting expenses, a $0.5 million decrease in personnel expenses, and a $0.3 million decrease in employee recruiting expenses. These decreases were partially offset by a $0.9 million increase in legal expenses.

Interest Expense. Interest expense increased $0.3 million, as the Company saw an increase in lending rates during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Other Income, Net. Other income, net was $1.8 million for the three months ended June 30, 2023 as compared to $0.1 million in the three months ended June 30, 2022. The income is attributable to the amortization of purchase discounts on held-to-maturity cash-equivalent investments. We began investing in treasury securities in June 2022.

Comparison of the Six Months Ended June 30, 2023 and 2022 (dollars in thousands)

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(unaudited)
Revenue
Surgical Glaucoma	$38,733	$29,770	$8,963	30.1%
Percentage of total revenue	91.6%	92.7%
Dry Eye	3,563	2,341	1,222	52.2
Percentage of total revenue	8.4%	7.3%
Total	42,296	32,111	10,185	31.7
Cost of goods sold
Surgical Glaucoma	4,806	3,440	1,366	39.7
Dry Eye	1,623	2,328	(705)	(30.3)
Total	6,429	5,768	661	11.5
Gross profit
Surgical Glaucoma	33,927	26,330	7,597	28.9
Dry Eye	1,940	13	1,927	14,823.1
Total	35,867	26,343	9,524	36.2
Gross margin
Surgical Glaucoma	87.6%	88.4%
Dry Eye	54.4%	0.6%
Total	84.8%	82.0%
Operating expenses
Research and development	9,890	11,573	(1,683)	(14.5)
Selling, general and administrative	58,731	59,826	(1,095)	(1.8)
Total operating expenses	68,621	71,399	(2,778)	(3.9)
Loss from operations	(32,754)	(45,056)	12,302	(27.3)
Interest expense	(2,625)	(2,112)	(513)	24.3
Other income, net	3,580	80	3,500	4,375.0

Loss before income tax	(31,799)	(47,088)	15,289	(32.5)
Provision (benefit) for income tax	$22	$18	4	22.2
Net loss and comprehensive loss	(31,821)	(47,106)	$15,285	-32.4%

Revenue. Revenue for the six months ended June 30, 2023 was $42.3 million, an increase of $10.2 million, or 31.7%, from the prior year comparable period. The overall increase in Surgical Glaucoma revenue was primarily attributable to an increase in the number of OMNI and SION units sold in the six months ended June 30, 2023. This growth in units was driven by both a growth in the number of facilities ordering OMNI and SION, as well as an increase in unit utilization per ordering facility. Our Dry Eye revenue increased in the six months ended June 30, 2023 versus the comparable period in 2022 due to the continued growth in our customer base and an increase in total TearCare procedures performed. Surgical Glaucoma sales represented 91.6% and 92.7% of our total revenue generated in the six months ended June 30, 2023 and 2022, respectively.

Cost of Goods Sold and Gross Profit. Cost of goods sold increased $0.7 million during the six months June 30, 2023 compared to the prior year comparable period. Our Surgical Glaucoma cost of goods sold increased $1.4 million as compared to the comparable period in 2022. The increase was driven by increased sales activity, and product mix, partially offset by lower per unit production costs as a result of continued manufacturing efficiencies. Dry Eye cost of goods sold decreased $0.7 million in the six months ended June 30, 2023 over the comparable period in 2022 driven primarily by prior year charges associated with the voluntary recall of our SmartHub 1.0 devices.

Our total gross profit was $35.9 million in the six months ended June 30, 2023, an increase of $9.5 million from the comparable period in 2022. Our total gross margin for the six months ended June 30, 2023, increased to 84.8%, up from 82.0% in the prior year comparable period primarily related to charges from the voluntary recall in our Dry Eye segment mentioned above. Gross margin in our Surgical Glaucoma segment was 87.6% for the six months ended June 30, 2023, a decrease from 88.4% for the prior year comparable period primarily driven by a one-time write-off of inventory components as we transitioned to our next-generation OMNI device and product mix. In our Dry Eye segment, gross margin increased from 0.6% in the six months ended June 30, 2022, to 54.4% for the six months ended June 30, 2023, primarily driven by the impact of the previously announced voluntary recall of SmartHub 1.0 devices in Q1 2022.

Research and Development Expenses. The $1.7 million decrease in R&D expenses during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily attributable to a $0.5 million decrease in costs associated with clinical studies and general R&D. In addition, the Company saw a $0.4 million decrease in personnel costs, and a $0.2 million decrease in consulting and professional services.

Selling, General, and Administrative Expenses. SG&A expenses were $58.7 million for the six months ended June 30, 2023, a decrease of $1.1 million from the prior year comparable period. The decrease was primarily attributable to a $1.6 million decrease in marketing expenses, a $1.6 million decrease in consulting expenses and a $0.4 million decrease in facilities expenses. These decreases were offset by a $1.2 million increase in commissions expense, a $0.6 million increase in accounting and related expenses, and a $0.3 million increase in stock-based compensation expense.

Interest Expense. Interest expense increased $0.5 million, as the Company saw an increase in lending rates during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Other Income, Net. Other income, net was $3.6 million for the six months ended June 30, 2023 as compared to $0.1 million in the six months ended June 30, 2022. The income is attributable to the amortization of purchase discounts on held-to-maturity cash-equivalent investments. The Company began investing in treasury securities in June 2022.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022

Net cash used in operating activities	$(30,872)	$(40,271)
Net cash used in investing activities	$(223)	$(569)
Net cash provided by financing activities	$610	$250
Net (decrease) increase in cash	$(30,485)	$(40,590)

Net Cash Used in Operating Activities.

Net cash used in operating activities for the six months ended June 30, 2023 was $30.9 million, consisting primarily of a net loss of $31.8 million and a net change in our operating assets and liabilities of $7.7 million, partially offset by non-cash charges of $8.7 million. The net change in our operating assets and liabilities was primarily due to a $3.0 million increase in accounts receivable and a $2.0 million increase in inventory to support the continued growth of our operations. We had a $0.2 million increase in accounts payable, while accrued compensation and accrued and other current liabilities decreased by an aggregate of $4.5 million, primarily driven by the timing of payments on invoices and bonuses. The non-cash charges primarily consisted of $7.3 million related to stock-based compensation, $0.5 million of noncash operating lease expense, $0.3 million of depreciation, and $0.3 million of accretion of debt discount and amortization of debt issuance costs.

Net cash used in operating activities for the six months ended June 30, 2022 was $40.3 million, consisting primarily of a net loss of $47.1 million and a net change in our operating assets and liabilities of $0.9 million, partially offset by non-cash charges of $7.7 million. The change in our net operating assets and liabilities was primarily due to a $1.9 million increase in accounts receivable and a $1.6 million increase in inventory to support the continued growth of our operations. Prepaid expenses decreased by $2.1 million as balances on annual prepaid contracts decreased during the period. We also had a $0.6 million decrease in accounts payable, while accrued and other current liabilities increased $0.6 million, driven by the timing of payments on invoices and bonuses. The non-cash charges primarily consisted of $6.5 million related to stock-based compensation, $0.4 million of depreciation, $0.3 million of accretion of debt discount and amortization of debt issuance costs, and $0.2 million of noncash operating lease expense.

Net Cash Used in Investing Activities.

Net cash used in investing activities in the six months ended June 30, 2023 and 2022 was $0.2 million and $0.6 million, respectively, in both cases for purchases of property and equipment.

Net Cash Provided by Financing Activities.

Net cash provided by financing activities in the six months ended June 30, 2023 of $0.6 million primarily relates to the exercise of common stock options and proceeds from ESPP purchases, partially offset by taxes paid on the net share settlement of RSUs.

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

As of June 30, 2023, we had cash and cash equivalents of $154.5 million, an accumulated deficit of $271.1 million and $35.0 million outstanding under our term loan agreement (before debt discount and amortized debt issuance costs). Based on our current planned operations, we expect revenue from sales of our products, our cash and cash equivalents and additional borrowings available under our revolving credit facility will enable us to fund our operations for at least the next 12 months and the foreseeable future.

MidCap Credit Facility

As of June 30, 2023, the Company had two credit and security agreements with certain entities affiliated with MidCap Financial Services (such entities collectively, the “Lender”), which provided for a maximum $40.0 million credit facility, consisting of a $35.0 million senior secured term loan (the “Term Loan”) and a $5.0 million revolving loan (the “Revolver” and collectively with the Term Loan, the "MidCap Credit Facility"). On July 20, 2023, the Company and the agent for Lender entered into certain payoff and termination agreements pursuant to which, effective as of July 21, 2023, the Company paid off and discharged all of its obligations under the agreement evidencing the Revolver and the Revolver terminated in accordance with the provisions of the payoff and termination agreements. The Term Loan agreement remains in effect.

Our obligations under the Term Loan agreement are guaranteed by us and our future subsidiaries, subject to exceptions for certain foreign subsidiaries and secured by substantially all of our assets, including our material intellectual property. Additionally, we are subject to customary affirmative and negative covenants, including covenants that limit or restrict the ability of us to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. As of June 30, 2023, we were in compliance with all financial and non-financial covenants under the MidCap Credit Facility.

The Term Loan agreement contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross-defaults and bankruptcy and insolvency events.

We incurred $0.7 million of issuance costs in conjunction with the Term Loan which were netted against the borrowed funds in the balance sheets and are being accreted using the effective interest method as interest expense over the contractual period of the Term Loan.

The Term Loan agreement includes a maturity date of November 1, 2025 and includes a stated floating interest rate that is reserve-adjusted SOFR, plus 7.00%. Principal payments under the Term Loan are scheduled to begin in December 2023. However, we currently expect to meet certain conditions, which, if satisfied, will delay the commencement of principal payments to December 2024. In addition, the Term Loan contains a provision for a final payment fee of 6.0% of the $35.0 million Term Loan balance, which has been partially accrued and recorded as a long-term interest payable in other noncurrent liabilities of $1.4 million as of June 30, 2023 and $1.2 million as of December 31, 2022.

In conjunction with the initial funding of the Term Loan in 2020, we issued a ten-year warrant to the Lender to purchase 300,000 shares of our Series F redeemable convertible preferred stock at an exercise price of $21.88 per share, or the MidCap Warrant, with the estimated fair value of $1.8 million. The MidCap Warrants were recorded at the fair value as a debt discount and as a warrant liability. The debt discount is being accreted using the effective interest method as interest expense over the contractual period of the Term Loan. The MidCap Warrant was automatically converted into a common stock warrant in connection with the IPO and subsequently exercised in the third quarter of fiscal year 2021. Accordingly, the MidCap Warrant no longer remains outstanding.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included elsewhere in this Quarterly Report are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We believe that the assumptions and estimates associated with stock-based compensation has the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider this to be a critical accounting estimate.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our consolidated financial statements for the year ended December 31, 2022, included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2022 Form 10-K and in Note 2 to our condensed consolidated financial statements in this Quarterly Report.

JOBS Act Accounting Election

The Jumpstart Our Business Startups Act of 2012 (JOBS Act) permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use this extended transition period under the JOBS Act. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make comparison of our financial statements to those of other public companies more difficult.

Recently Issued Accounting Pronouncements

As of June 30, 2023, there are no significant Accounting Standard Updates (ASUs) issued and not yet adopted, that are expected to have a material impact on the Company's financial statements and related disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency exchange rate risk. There have been no material changes to such risks from those described in our 2022 Form 10-K under the heading "Quantitative and Qualitative Disclosures About Market Risk."

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our principal executive officer and our principal financial and accounting officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term "disclosure controls and procedures," means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer, principal financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that, as a result of the material weakness in our internal control over financial reporting described below, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective. However, our management, including our principal executive officer and our principal financial and accounting officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

Remediation Efforts on Previously Reported Material Weaknesses

In connection with the preparation of our financial statements in connection with our IPO, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness related to a lack of sufficient full-time accounting personnel with requisite experience and deep technical accounting knowledge to (i) identify and resolve complex accounting issues under GAAP, and (ii) enable appropriate segregation of duties and reviews over the financial close and reporting process.

During the year ended December 31, 2022, our management, with the oversight of the Audit Committee of our board of directors, designed and implemented measures to remediate the control deficiencies contributing to the material weakness and completed testing of internal controls. These remediation efforts, which continued initiatives that began during the year ended December 31, 2021, included the following:

•
significantly increased our accounting and financial reporting personnel, including the hiring of CPAs, and technical accounting and SEC reporting resources with requisite technical accounting knowledge; and
•
designed and implemented controls to formalize review procedures around the financial close and reporting process with appropriate segregation of duties and to improve the completeness, timeliness and accuracy of our financial reporting and disclosures including the assessment of more judgmental areas of accounting.

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

Item 1A. Risk Factors.

Except as set forth below, we are not aware of any material changes to the risk factors set forth under the heading "Risk Factors" in the 2022 Form 10-K, which are incorporated herein by reference. The risks described in the 2022 Form 10-K are not the only ones we face. Additional risks we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results, liquidity, and future prospects.

Risks Related to Our Business

We may not be able to incrementally secure or maintain adequate levels of third-party coverage and reimbursement for procedures in which our Surgical Glaucoma or TearCare products are used, and third parties may rescind or modify their coverage or delay payments related to these products.

We derive revenue from sales of OMNI and SION to physicians, ASCs, and HOPDs, which typically bill all or a portion of the costs and fees associated with our products to various third-party payors, including Medicare, Medicaid, private commercial insurance companies, health maintenance organizations and other healthcare-related organizations, and then bill patients for any applicable deductibles or co-payments. Internationally, medical reimbursement systems vary significantly from country to country, with some countries limiting medical centers’ spending through fixed budgets, regardless of levels of patient treatment, and other countries requiring application for, and approval of, government or third-party reimbursement. As a result, access to adequate coverage and reimbursement for procedures in which our Surgical Glaucoma products are used by third-party payors is essential to their acceptance and adoption by patients and ECPs.

We also derive revenue from sales of TearCare to ECPs and eye care clinics, which bill all or a portion of the costs and fees associated with treatments and products to patients or, on a limited basis, to third-party payors. We believe that access to adequate coverage and reimbursement for procedures in which TearCare is used by third-party payors is important to the broad acceptance and adoption of TearCare. Currently, no Medicare Administrative Contractors ("MACs") have formal policies establishing coverage for the TearCare procedure; however, MACs from time to time may include, and we are currently aware of three MACs that have included, low payment rates for TearCare procedures in their fee schedules that, if not removed or increased to what we believe is an appropriate reimbursement level, could adversely impact our efforts to achieve reimbursement for TearCare that is sufficient to support its broad commercial growth and adoption. Further, commercial payers may from time to time make “no coverage” or similar determinations with respect to our TearCare product that could hamper our efforts to drive broad commercial adoption of TearCare. We are pursuing a comprehensive long-term market development and patient access plan for TearCare and focusing our efforts on partnering with key strategic accounts to pursue prior authorization approvals and reimbursement claims for procedures in which TearCare is used, but there is no guarantee that we will be successful. If patients are not willing to pay for procedures in which TearCare is used, or if third-party payors continue to refuse to provide coverage and reimbursement, or provide insufficient levels of coverage and reimbursement, it could have a negative impact on ECPs’ adoption of TearCare and sales of TearCare, which could adversely affect our business.

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

In the United States, the American Medical Association ("AMA") generally assigns specific billing codes for procedures under a coding system known as Current Procedure Terminology ("CPT"), which surgeons use to bill third-party payors and receive reimbursement. Once a permanent CPT code ("Category I CPT code") is established for a service, CMS establishes payment levels under Medicare, while other payors may establish rates and coverage rules independently. Canaloplasty followed by trabeculotomy procedures using OMNI are typically billed using the Category I CPT code 66174, which describes canaloplasty. Coding for ophthalmic surgical procedures is complex, and changes to the codes used to report services performed with our products may result in significant changes in reimbursement, which could negatively impact our revenue. For example, in 2021 the RVS Update Committee ("RUC") of the AMA reevaluated the physician work associated with CPT code 66174. As a result of this RUC review, CMS reduced the Medicare Physician Fee Schedule amount associated with this service from approximately $950 in 2021 to $761 in 2022 and approximately $622 in 2023.

The AMA maintains a subset of temporary CPT codes ("Category III CPT codes") used for new and emerging technologies. For example, TearCare was assigned a Category III CPT code effective beginning January 1, 2020. Coverage for Category III CPT codes is often limited. Medicare does not generally establish national payment rates for Category III CPT codes on the Medicare Physician Fee Schedule. As a result, individual Medicare contractors and private payors may establish their own payment rates for services described by Category III CPT codes, as has been the case with TearCare, which payment rates are subject to change, may be variable across Medicare contractors, may be materially below the final reimbursement rates that we are currently targeting, or may determine not to reimburse services described by Category III CPT codes.

Payors also continually review new and existing technologies for possible coverage and can deny or reverse coverage for new or existing products and procedures. There can be no assurance that third-party payor policies provide coverage, or will continue to provide coverage, for procedures in which OMNI is used. If coverage policies change such that Medicare no longer covers procedures in which our products are used, there would be a material adverse effect on our business, financial condition and results of operations. For example, MACs could issue local coverage determinations ("LCDs") that could restrict the patients eligible for treatment with our products or that are otherwise unfavorable to our business. In June 2023, for instance, five MACs issued draft LCDs that propose to establish or update Medicare coverage policies for micro-invasive glaucoma surgery, or MIGS. The draft LCDs propose to identify certain non-implantable MIGS procedures as investigational and not reasonable and necessary in the jurisdictions where these MACS administer Medicare Part B benefits, including but not limited to canaloplasty followed by trabeculotomy performed with OMNI, and goniotomy procedures that may be performed with SION. If finalized in their current form, the draft LCDs would establish a policy of Medicare non-coverage for these procedures and other non-implantable MIGS procedures in these Medicare jurisdictions. The states served by these MACs accounted for approximately 63% of our Surgical Glaucoma revenue in 2022. If we are not successful in reversing these or other proposed non-coverage policies, or if these MACS or other third-party payors that currently cover or reimburse procedures in which our products are used reverse or limit their coverage in the future, or if other third-party payors issue similar policies, these events would likely have a material and adverse impact on our revenue, results of operations, and financial condition.

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

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of Sight Sciences, Inc.	8-K	001-40587	3.1	7/19/21
3.2	Amended and Restated Bylaws of Sight Sciences, Inc.	8-K	001-40587	3.2	7/19/21
10.1#	Employment Agreement between Sight Sciences, Inc. and Alison Bauerlein, dated April 3, 2023	10-Q	001-40587	10.1	5/8/23
31.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act					*
31.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act					*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

# Indicates a management or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGHT SCIENCES, INC

August 7, 2023	By:	/s/ Alison Bauerlein
Alison Bauerlein
Chief Financial Officer