Form 10-Q
period 2023-09-30
Sight Sciences, Inc.
filed 2023-11-07
CIK 1531177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SGHT	The Nasdaq Global Select Market

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

As of the close of business on November 1, 2023, the registrant had 48,749,876 shares of Common Stock, par value $0.001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Sight Sciences,” “we,” “us” and “our” refer to Sight Sciences, Inc.

This Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2023 (this "Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•
our ability to obtain and maintain sufficient reimbursement for our products, including our ability to successfully protect reimbursement for our Surgical Glaucoma products in light of draft and final local coverage determinations recently published by certain Medicare Administrative Contractors;
•
estimates of our total addressable market, future revenue, expenses, capital requirements, and our needs for additional financing;
•
our ability to enter into and compete in new markets;
•
our ability to compete effectively with existing competitors and new market entrants;
•
the impact of the strategic realignment of our operations, including our reduction in workforce and related cost- savings initiatives;
•
our ability to maintain compliance with, and retain favorable payment terms under, our current secured credit facility;
•
our ability to grow or contract our infrastructure as required to meet our business objectives;
•
our ability to manage and grow our business by expanding our sales to existing customers or introducing our products to new customers;
•
our ability to establish and maintain intellectual property protection for our products, successfully protect and scale our intellectual property portfolio, or avoid claims of infringement;
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

Actual events or results may differ from those expressed in forward-looking statements. As such, you should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, prospects, strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions, and other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the "SEC") on March 16, 2023 (our "Annual Report"), our Quarterly Report on Form 10-Q for the second quarter ended June 30, 2023 filed with the SEC on August 7, 2023 (our "Q2 Quarterly Report"), and elsewhere in this Quarterly Report. Moreover, we operate in a highly competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SIGHT SCIENCES, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$144,501	$185,000
Accounts receivable, net of allowance for credit losses of $1,405 and $1,024 at September 30, 2023 and December 31, 2022, respectively	16,919	15,148
Inventory, net	9,240	6,114
Prepaid expenses and other current assets	2,899	3,415
Total current assets	173,559	209,677
Property and equipment, net	1,556	1,571
Operating lease right-of-use assets	871	1,614
Other noncurrent assets	655	211
Total assets	$176,641	$213,073
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,535	$2,688
Accrued compensation	5,501	7,352
Accrued and other current liabilities	5,295	7,777
Total current liabilities	14,331	17,817
Long-term debt	33,765	33,313
Other noncurrent liabilities	1,476	1,867
Total liabilities	49,572	52,997
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 48,722,219 and 48,298,138 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	49	48
Additional paid-in-capital	411,119	399,271
Accumulated deficit	(284,099)	(239,243)
Total stockholders’ equity	127,069	160,076
Total liabilities and stockholders’ equity	$176,641	$213,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$20,009	$18,677	$62,305	$50,788
Cost of goods sold	2,677	2,928	9,105	8,696
Gross profit	17,332	15,749	53,200	42,092
Operating expenses:
Research and development	4,239	6,053	14,129	17,626
Selling, general and administrative	26,504	31,541	85,235	91,367
Total operating expenses	30,743	37,594	99,364	108,993
Loss from operations	(13,411)	(21,845)	(46,164)	(66,901)
Interest expense	(1,432)	(1,131)	(4,057)	(3,243)
Other income, net	1,886	766	5,465	846
Loss before income taxes	(12,957)	(22,210)	(44,756)	(69,298)
Provision for income taxes	78	19	100	37
Net loss and comprehensive loss	$(13,035)	$(22,229)	$(44,856)	$(69,335)
Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(0.46)	$(0.92)	$(1.45)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	48,671,049	47,910,541	48,538,517	47,728,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2023	48,649,343	$49	$407,146	$(271,064)	$136,131
Issuance of common stock upon exercise of stock options	60,738	—	117	—	117
Issuance of common stock upon vesting of restricted stock units	12,138	—	—	—	—
Stock-based compensation expense	—	—	3,856	—	3,856
Net loss	—	—	—	(13,035)	(13,035)
Balance at September 30, 2023	48,722,219	49	411,119	(284,099)	127,069

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	48,298,138	$48	$399,271	$(239,243)	$160,076
Issuance of common stock upon exercise of stock options	163,940	—	288	—	288
Issuance of common stock upon vesting of restricted stock units	181,607	1	—	—	1
Withholding taxes on net share settlement of restricted stock units	—	—	(222)	—	(222)
Employee stock purchase plan purchases	78,534	—	661	—	661
Stock-based compensation expense	—	—	11,121	—	11,121
Net loss	—	—	—	(44,856)	(44,856)
Balance at September 30, 2023	48,722,219	49	411,119	(284,099)	127,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data)

(continued)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2022	47,819,706	$48	$391,818	$(200,107)	$191,759
Issuance of common stock upon exercise of stock options	258,871	—	186	—	186
Issuance of common stock upon vesting of restricted stock units	4,715	—	—	—	—
Stock-based compensation expense	—	—	3,223	—	3,223
Net loss	—	—	—	(22,229)	(22,229)
Balance at September 30, 2022	48,083,292	48	395,227	(222,336)	172,939

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	47,504,704	$48	$385,060	$(153,001)	$232,107
Issuance of common stock upon exercise of stock options	573,873	—	438	—	438
Issuance of common stock upon vesting of restricted stock units	4,715	—	—	—	—
Stock-based compensation expense	—	—	9,729	—	9,729
Net loss	—	—	—	(69,335)	(69,335)
Balance at September 30, 2022	48,083,292	48	395,227	(222,336)	172,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(44,856)	$(69,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	455	557
Accretion of debt discount and amortization of debt issuance costs	452	502
Stock-based compensation expense	11,121	9,729
Provision for credit losses	416	395
Provision for excess and obsolete inventories	219	124
Noncash operating lease expense	743	374
Loss on disposal of property and equipment	66	55
Changes in operating assets and liabilities:
Accounts receivable	(2,187)	(4,280)
Inventory	(3,345)	(2,169)
Prepaid expenses and other current assets	517	(245)
Other noncurrent assets	(444)	—
Accounts payable	841	(77)
Accrued compensation	(1,851)	2,006
Accrued and other current liabilities	(3,089)	1,631
Other noncurrent liabilities	242	270
Net cash used in operating activities	(40,700)	(60,463)
Cash flows from investing activities
Purchases of property and equipment	(527)	(841)
Net cash used in investing activities	(527)	(841)
Cash flows from financing activities
Proceeds from exercise of common stock options	289	436
Taxes paid on the net share settlement of restricted stock units	(222)	—
Proceeds from employee stock purchase plan purchases	661	—
Net cash provided by financing activities	728	436
Net change in cash and cash equivalents	(40,499)	(60,868)
Cash and cash equivalents at beginning of period	185,000	260,687
Cash and cash equivalents at end of period	$144,501	$199,819

Supplemental disclosure of cash flow information
Cash paid for interest	$3,167	$2,350
Supplemental noncash disclosure
Acquisition of property and equipment included in accounts payable and accrued liabilities	$81	$46

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

The Company's product portfolio aligns with its two reportable operating segments: Surgical Glaucoma and Dry Eye. The products for the Surgical Glaucoma segment include the OMNI® Surgical System ("OMNI"), which is an implant-free glaucoma surgery technology indicated to reduce intraocular pressure in adult patients with primary open-angle glaucoma, the world's leading cause of irreversible blindness, and the SION™ Surgical Instrument ("SION"), a manually operated device used in ophthalmic surgical procedures to excise trabecular meshwork. The product portfolio for the Dry Eye segment consists of the TearCare® System ("TearCare") for ophthalmologists and optometrists. TearCare is a wearable eyelid technology for adult patients with evaporative dry eye disease due to meibomian gland dysfunction (MGD) when used in conjunction with manual expression of the meibomian glands, enabling clearance of gland obstructions by physicians to address the leading cause of dry eye disease.

Significant Risks and Uncertainties

Since inception, the Company has incurred losses and negative cash flows from operations. As of September 30, 2023, the Company had an accumulated deficit of $284.1 million and recorded a net loss of $44.9 million for the nine months then ended and expects to incur additional losses in the future. If the Company’s revenue levels from its products are not sufficient or if the Company is unable to secure additional funding when desired, the Company may need to delay the development of its products, scale back its business and operations, or change its business strategy.

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

The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's financial information contained herein. The condensed consolidated balance sheet as of December 31, 2022 is derived from the Company's consolidated audited financial statements as of that date. These interim condensed consolidated financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes thereto for the fiscal year ended December 31, 2022, which are contained in the Annual Report. The Company's results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period.

The accompanying condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the Company's unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant areas requiring the use of management estimates and assumptions relate to the provision for credit losses, inventory excess and obsolescence, the selection of useful lives of property and equipment, determination of the fair value of stock option grants, and provisions for income taxes and contingencies. Management evaluates its estimates and assumptions on an ongoing basis using historical experience, existing and known circumstances, authoritative accounting pronouncements, and other factors that management believes to be reasonable, including the current macroeconomic environment, and makes adjustments when facts and circumstances dictate. Although the full impact of these factors is unknown and cannot be reasonably estimated, the Company believes it has made appropriate accounting estimates and assumptions based on information available as of the date of the unaudited condensed consolidated financial statements. Actual results could differ from these estimates and such differences could be material to the Company’s financial position and results of operations.

New Accounting Pronouncements

Accounting Standards Adopted

In June 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Updated ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. The guidance was effective for the Company beginning in the first quarter of 2023. The amendments in ASU 2016-13 were adopted with no material impact on the Company's consolidated financial statements.

Accounting Standards Not Yet Adopted

As of September 30, 2023, there are no significant ASUs issued and not yet adopted that are expected to have a material impact on the Company's financial statements and related disclosures.

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

The Company's cash and cash equivalents included $136.3 million of treasury bills as of September 30, 2023. These securities are classified as held-to-maturity and all have been purchased with original maturities of 90 days or less. Held-to-maturity debt securities are recorded at amortized cost in the financial statements. The following table summarizes the amortized cost and fair value of held-to-maturity securities (in thousands):

	September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$136,256	$29	$—	$136,285

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of September 30, 2023 and December 31, 2022, total debt of $33.8 million and $33.3 million is reported at amortized cost, respectively. This outstanding debt is classified as Level 2 as it is not actively traded. The amortized cost of the outstanding debt approximates the fair value.

The financial statements as of September 30, 2023 and December 31, 2022 do not include any assets or liabilities that are measured at fair value on a nonrecurring basis.

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	As of September 30,	As of December 31,
	2023	2022
Tools and equipment	$2,001	$2,173
Computer equipment and software	37	37
Furniture and fixtures	323	282
Leasehold improvements	38	38
Construction in process	624	475
	3,023	3,005
Less: Accumulated depreciation	(1,467)	(1,434)
Property and equipment, net	$1,556	$1,571

Depreciation expense was $0.2 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense was $0.5 million and $0.6 million for the nine months ended September 30, 2023 and 2022.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	As of September 30,	As of December 31,
	2023	2022
Accrued expenses	$2,550	$5,307
Current portion of lease liabilities	910	1,033
Short term interest payable	376	348
Other accrued liabilities	1,459	1,087
Total accrued and other current liabilities	$5,295	$7,775

Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	As of September 30,	As of December 31,
	2023	2022
Long term interest payable	$1,437	$1,194
Noncurrent portion of lease liabilities	—	635
Other noncurrent liabilities	39	38
Total other noncurrent liabilities	$1,476	$1,867

Note 5. Debt

As of September 30, 2023, the Company had a credit and security agreement with certain entities affiliated with MidCap Financial Services (such entities collectively, the "Lender"), memorializing the terms of a $35.0 million senior secured term loan (the "Term Loan").

The obligations under the Term Loan agreement are guaranteed by the Company's current and future subsidiaries, subject to exceptions for certain foreign subsidiaries, and secured by substantially all assets of the Company, including material intellectual property. Additionally, the Company is subject to customary affirmative and negative covenants as defined in the Term Loan agreement, including minimum revenue and cash covenants, as well as covenants that limit or restrict the ability to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. As of September 30, 2023, the Company was in compliance with all financial and non-financial covenants under the Term Loan agreement. The Term Loan agreement includes a maturity date of November 1, 2025, and principal payments under the Term Loan are expected to commence in December 2023. However, if certain conditions are met, principal payments may instead commence in December 2024.

The Term Loan agreement contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross-defaults and bankruptcy and insolvency events. In addition, the Term Loan agreement includes a stated floating interest rate that is reserve-adjusted Secured Overnight Finance Rate, plus 7.00%, and a provision for a final payment fee of 6.0% of the $35.0 million Term Loan balance, which has been partially accrued and recorded as a long-term interest payable in other noncurrent liabilities of $1.4 million as of September 30, 2023 and $1.2 million as of December 31, 2022.

Long-term and short-term debt as of September 30, 2023 and December 31, 2022, respectively, was as follows (in thousands):

	As of September 30,	As of December 31,
	2023	2022
Term Loan	$35,000	$35,000
Total principal payments due	35,000	35,000
Less: debt discount related to warrant liability and issuance costs	(1,235)	(1,687)
Total amounts outstanding	33,765	33,313
Less: current portion	—	—
Total accrued and other current liabilities	$33,765	$33,313

The repayment schedule relating to the Term Loan as of September 30, 2023, is as follows (in thousands):

Amount
2023 (remainder)	—
2024	2,917
2025	32,083
Thereafter	—
Total repayments	$35,000

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

The Company recognizes rent expense on a straight-line basis over the noncancelable lease term. The Company’s rent expense was $0.9 million and $0.5 million for the nine months ended September 30, 2023 and 2022, respectively. The Company’s rent expense was $0.3 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the weighted average remaining lease term for the leases was 0.8 years.

Operating lease expense and supplemental cash flow information related to operating leases for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense	$288	$168	$869	$514
Cash paid for operating leases	295	168	885	509

Aggregate future minimum lease payments at September 30, 2023, under these noncancelable operating leases were as follows (in thousands):

As of September 30,
2023
2023 (remainder)	299
2024	662
Total future minimum lease payments	$961
Less: imputed interest	(51)
Present value of future minimum lease payments	$910
Less: current portion of operating lease liability	(910)
Operating lease liabilities – noncurrent	$—

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

The Company is subject to legal, regulatory, and other claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings, and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations in a given period. As of September 30, 2023 the Company does not believe it was a party to any legal proceedings, regulatory matters, or other disputes or claims which, if determined adversely, would, individually or taken together, have a material adverse effect on its business, financial condition, operating results, liquidity or future prospects. However, regardless of the merits of the claims raised or the outcome, legal proceedings and claims may have an adverse impact on the Company as a result of defense and settlement costs, diversion of management time and resources, and other factors.

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under

Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as an indemnitee may be subject to any proceeding arising out of acts or omissions of such indemnitee in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. This insurance allows the transfer of risk associated with the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of September 30, 2023 or December 31, 2022.

Note 7. Stockholders' Equity

Common Stock

In connection with the initial public offering of the Company's common stock (the "IPO"), the Company’s certificate of incorporation was amended and restated to provide for 200,000,000 authorized shares of common stock with a par value of $0.001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds are legally available, when and if declared by the board of directors. As of September 30, 2023, no dividends have been declared to date. Each share of common stock is entitled to one vote.

At September 30, 2023 and December 31, 2022, the Company had reserved common stock for future issuances as follows:

	September 30,	December 31,
	2023	2022
Common stock available for future grant	7,442,482	6,099,584
Common stock options issued and outstanding	4,705,390	4,819,906
Restricted stock units outstanding	1,853,657	1,014,123
Shares available for future purchase under ESPP	1,630,570	1,226,123
Total	15,632,099	13,159,736

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

At September 30, 2023 and December 31, 2022 there were 7,442,482 and 6,099,584 shares, respectively, of common stock available for issuance under the 2021 Plan.

Stock Option Awards

The following table summarizes stock option activity under the 2021 Plan during the periods presented:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Average Intrinsic Value (in thousands)
Balances as of December 31, 2022	4,819,906	$9.67	7.7	$19,463
Grants	755,499	9.79
Forfeited/cancelled	(704,631)	12.45
Exercised/released	(165,384)	1.68
Balances as of September 30, 2023	4,705,390	$9.57	7.2	$2,810
Vested and exercisable as of September 30, 2023	2,671,146	$7.79	6.3	$2,627
Vested and expected to vest as of September 30, 2023	4,705,390	$9.57	7.2	$2,810

During the three and nine months ended September 30, 2023, the Company recorded stock-based compensation expense of $2.1 million and $6.6 million related to stock option awards, respectively. During the three and nine months ended September 30, 2022, the Company recorded stock-based compensation expense of $2.4 million and $7.5 million related to stock option awards, respectively. The weighted-average grant-date fair values of options granted during the nine months ended September 30, 2023 and 2022 was $6.92 and $9.58 per share, respectively.

The aggregate intrinsic value of options exercised was $0.1 million and $1.2 million during the three and nine months ended September 30, 2023, respectively. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise. As of September 30, 2023, the unrecognized stock-based compensation expense relating to unvested options was $17.0 million, which is expected to be recognized over a weighted-average period of 2.0 years.

Determination of Fair Value

The Company estimated the grant date fair value of stock options using the Black-Scholes option-pricing model. The fair value of stock options is recognized on a straight-line basis over the requisite service periods of the awards. The fair value of stock options was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected term (in years)	5.99 – 6.01	5.91 – 6.06	5.60 – 6.07	5.38 – 6.94
Expected volatility	79.82%	64.12% – 64.61%	78.53% – 79.82%	58.74% – 64.61%
Risk-free interest rate	4.04%	3.25% – 3.97%	3.48% – 4.04%	1.34% – 3.97%
Dividend yield	–	–	–	–

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

The following table summarizes restricted share award activity under the 2021 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding, December 31, 2022	1,014,123	$14.25
Grants	1,319,033	9.69
Forfeited/cancelled	(297,892)	12.37
Vested	(181,607)	14.41
Outstanding, September 30, 2023	1,853,657	$11.27

During the three and nine months ended September 30, 2023, the Company recorded stock-based compensation expense of $1.6 million and $4.2 million, respectively, related to the RSUs. During the three and nine months ended September 30, 2022, the Company recorded stock-based compensation expense of $0.7 million and $2.0 million, respectively, related to the RSUs. As of September 30, 2023, there was $17.0 million of total unrecognized stock-based compensation expense relating to the RSUs that is expected to be recognized over a weighted-average period of 3.0 years.

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

For the nine months ended September 30, 2023, participants in the ESPP purchased 78,534 shares for a total of $0.7 million. As of September 30, 2023, the Company has collected payroll withholdings of $0.4 million in the current offering period for the purchase of shares under the ESPP. The Company recorded stock-based compensation expense associated with the ESPP of $0.1 million and $0.4 million for the three and nine months ended September 30, 2023, respectively. The Company recorded stock-based compensation expense associated with the ESPP of $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023, there were 1,630,570 shares of common stock available for issuance under the ESPP.

The fair value of shares to be issued under the Company's 2021 ESPP was estimated using the Black-Scholes valuation model with the following assumptions for the three and nine months ended September 30, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected term (in years)	0.48 – 0.50	0.50	0.48 – 0.50	0.50
Expected volatility	66.72% – 97.38%	76.50%	66.72% – 97.38%	76.50%
Risk-free interest rate	4.62% – 5.32%	1.51%	4.62% – 5.32%	1.51%
Dividend yield	–	–	–	–

Stock-Based Compensation

The following is a summary of stock-based compensation expense by function (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of goods sold	$77	$39	$206	$117
Research and development	549	259	1,664	1,012
Selling, general and administrative	3,231	2,925	9,251	8,600
Total stock-based compensation expense	$3,856	$3,223	$11,121	$9,729

Note 9. Net Loss per Share Attributable to Common Stockholders

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. As the Company reported a net loss for the three and nine months ended September 30, 2023 and 2022, basic net loss per share is the same as diluted net loss per share for each of the reported periods.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(13,035)	$(22,229)	$(44,856)	$(69,335)
Denominator:
Weighted-average shares of common stock outstanding—basic and diluted	48,671,049	47,910,541	48,538,517	47,728,845
Net loss per share attributable to common stockholders—basic and diluted	$(0.27)	$(0.46)	$(0.92)	$(1.45)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive as a result of the net loss position:

	September 30,
	2023	2022
Stock option awards	4,705,390	5,028,066
Restricted stock units	1,853,657	700,873
Total	6,559,047	5,728,939

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

Surgical Glaucoma segment includes sales of OMNI and SION for use in minimally invasive glaucoma procedures. Dry Eye segment includes sales of TearCare and related components and accessories for use in the treatment of dry eye disease.

The following table summarizes select operating results information for each reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Surgical Glaucoma	$18,425	$17,072	$57,158	$46,842
Dry Eye	1,584	1,605	5,147	3,946
Total	20,009	18,677	62,305	50,788
Cost of goods sold
Surgical Glaucoma	2,002	1,932	6,808	5,372
Dry Eye	675	996	2,297	3,324
Total	2,677	2,928	9,105	8,696
Gross profit
Surgical Glaucoma	16,423	15,140	50,350	41,470
Dry Eye	909	609	2,850	622
Total	17,332	15,749	53,200	42,092
Operating expense	30,743	37,594	99,364	108,993
Loss from operations	(13,411)	(21,845)	(46,164)	(66,901)
Interest expense	(1,432)	(1,131)	(4,057)	(3,243)
Other income, net	1,886	766	5,465	846
Loss before income tax	$(12,957)	$(22,210)	$(44,756)	$(69,298)

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

Note 11. Subsequent Events

The Company evaluated subsequent events through November 7, 2023, the date on which the condensed consolidated financial statements were issued.

On October 17, 2023, the Company initiated a strategic realignment of its operations, including approximately a 10% reduction in its workforce, intended to reduce operating expenses, improve cost efficiencies, better align its operating structure for long-term, profitable growth, and further extend its cash runway, as the Company navigates the proposed local coverage determinations (the “Draft LCDs”) published by five of the seven Medicare Administrative Contractors (“MACs”) in the second quarter of 2023. These efforts are designed to help protect the Company’s cash position, drive enhanced focus on the Company’s key strategic priorities, and maintain its path to breakeven without the need for any additional equity capital. As a result of implementing the realignment, the Company expects to record a cash restructuring charge of approximately $1.3 million in the fourth quarter of 2023, consisting primarily of one-time employee severance and benefits contribution costs. The estimates of the charges the Company expects to incur, and the timing thereof, are subject to a number of assumptions and actual results may differ materially. In addition, the Company may incur other charges, costs, or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of, or in connection with, the implementation of this strategic realignment.

On October 26, 2023, one of the five MACs that published Draft LCDs, WPS Government Health Administrators (“WPS”), published LCD L39620 Micro-Invasive Glaucoma Surgery (MIGS), with a future effective date of December 24, 2023 (the “Final LCD”). The Final LCD identifies certain procedures as investigational in patients over the age of 18 for glaucoma management, including canaloplasty in combination with trabeculotomy ab interno, which is the procedure performed by the Company’s OMNI® Surgical System. The WPS-served states accounted for approximately 8% of the Company’s Surgical Glaucoma revenue during the year ended December 31, 2022.

On November 6, 2023, the Company entered into an amendment (the “Fourth Amendment”) to its Amended and Restated Credit and Security Agreement (Term Loan), dated as of November 23, 2020, as amended (the “Credit Agreement”). The Fourth Amendment requires that the Company maintain at all times at least $50 million dollars in unrestricted cash and also provides for certain adjustments to the amortization schedule such that payments on the principal amount of the Term Loan shall commence on the earlier of (a) December 1, 2024, (b) the first day of the calendar month immediately succeeding the date on which a Reimbursement Trigger Event occurs, as determined by Agent in its reasonable discretion, and (c) the first day of the calendar month immediately succeeding any date on which Agent provides notice to Borrowers that an Event of Default has occurred and is continuing, and continuing on the first day of each calendar month thereafter, Borrower shall pay to Agent as a principal payment on the Term Loan an amount equal to the total principal amount of the Term Loan(s) made to Borrower divided by the total number of months remaining at such time prior to the Maturity Date for a straight-line amortization of equal monthly principal payments . A “Reimbursement Trigger Event” means, three (3) or more Medicare Administrative Contractors shall have issued final local coverage determinations in respect of the OMNI® Surgical System (“OMNI”) and/or other similar medical devices that would have the effect of classifying OMNI as an investigational device.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report and our audited consolidated financial statements and related notes disclosed in our Annual Report. Certain statements included in this discussion and analysis constitute “forward-looking statements” that are subject to considerable risks and uncertainties. Please see the information under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report.

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

We sell OMNI and SION to facilities where ophthalmic surgeons perform outpatient procedures, such as ambulatory service centers ("ASCs") and hospital outpatient departments ("HOPDs"), which are typically reimbursed by Medicare or private payors for procedures using our products. We sell TearCare to ECPs. Currently, there is no meaningful reimbursement coverage by Medicare or private payors for meibomian gland disease ("MGD") procedures, including TearCare, and patients typically pay out-of-pocket for TearCare. We are continuing our controlled commercial launch and are focused on our comprehensive, clinical data-driven long-term market development plan that aims to improve awareness and patient access to TearCare. We have dedicated meaningful resources to execute our commercial strategy and as we reduce operating expenses and improve cost efficiencies to better align our operating structure for long-term, profitable growth. The overall success of our approach to eyecare to date is evidenced by over 200,000 estimated uses of Surgical Glaucoma products and their predicates in over 1,900 hospitals and ASCs in the U.S. and Europe, and over 45,000 estimated uses of TearCare in over 1,400 eyecare facilities in the U.S. through September 30, 2023.

We do not currently operate any manufacturing facilities and instead contract with third parties for our production requirements. We believe our suppliers will be able to meet our current and anticipated manufacturing needs across all our products. We plan to continue to utilize third party contract manufacturers for our products and any related components.

Revenue in our Surgical Glaucoma segment for the nine months ended September 30, 2023 and 2022 was $57.2 million and $46.8 million, respectively, with gross margins for the same periods of 88.1% and 88.5%, respectively. Revenue in our Dry Eye segment for the nine months ended September 30, 2023 and 2022 was $5.1 million and $3.9 million, respectively, with gross margins for the same periods of 55.4% and 15.8%, respectively. Given the earlier stage of TearCare’s commercial development, we expect our Dry Eye segment’s gross margins to be lower than our Surgical Glaucoma segment’s gross margins for the near- and medium-term due to the allocation of fixed labor and overhead costs to the segment's cost of goods sold.

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

To date, our primary sources of capital have been private placements of redeemable convertible preferred stock, debt financing agreements, the sale of common stock in our IPO, and revenue from the sale of our products. As of September 30, 2023, we had an outstanding term loan balance of $35.0 million (excluding debt discount and amortized debt issuance costs), cash and cash equivalents of $144.5 million and an accumulated deficit of $284.1 million.

Recent Developments

On October 26, 2023, WPS Government Health Administrators (“WPS”), one of seven Medicare Administrative Contractors (“MACs”), published local coverage determination (“LCD”) L39620 Micro-Invasive Glaucoma Surgery (MIGS), with a future effective date of December 24, 2023 (the “Final LCD”). WPS administers Part B Medicare benefits in Kansas, Nebraska, Missouri, Iowa, Indiana, and Michigan. The Final LCD identifies certain procedures as investigational in patients over the age of 18 for glaucoma management, including adult canaloplasty in combination with trabeculotomy ab interno, which is a procedure performed by the OMNI Surgical System. We are also seeking clarity whether the provisions of the Final LCD would result in the characterization of our SION Surgical Instrument as investigational . This Final LCD, if not withdrawn before it becomes effective on December 23, 2023, would result in canaloplasty in combination with trabeculotomy (ab interno), and potentially goniotomy procedures performed by our SION Surgical Instrument, being non-covered for Medicare beneficiaries in the states in which WPS administers Medicare Part B benefits, The WPS-served states accounted for approximately 8% of our Surgical Glaucoma revenue in 2022. We expect the adoption of the Final LCD will have an adverse impact on our revenue, results of operations, and financial condition, the full extent of which is not known at this time.

In addition, in June 2023, four other MACs issued draft LCDs (the “Remaining Draft LCDs”), which propose to establish or update Medicare coverage policies for micro-invasive glaucoma surgery (“MIGS”). Specifically, the Remaining Draft LCDs propose to identify certain non-implantable MIGS procedures as investigational and not reasonable and necessary in the jurisdictions where these MACs administer Medicare Part B benefits, including adult canaloplasty in combination with trabeculotomy ab interno, a procedure performed with the OMNI technology, and goniotomy procedures that may be performed with SION. If these four MACs ultimately adopt coverage policies similar to that included in the Final LCD, or adopt those policies contemplated by the Draft LCDs, the determinations would establish a policy of Medicare non-coverage for these procedures and other non-implantable MIGS procedures performed with our OMNI technology (and potentially our SION technology) in these Medicare jurisdictions. The states served by these four MACs accounted for approximately 55% of our Surgical Glaucoma revenue in 2022. If we are not successful in reversing the Remaining Draft LCDs, or if these MACs or other third-party payors that currently cover or reimburse procedures in which our products are used reverse or limit their coverage in the future, or other third-party payors issue similar policies, our business, financial condition, and results of operations will be materially and adversely affected.

Factors Affecting Our Business and Results of Operations

We believe there are several important factors that have impacted and that will continue to impact our business and results of operations. Except as described above and in Part II, Item 1A, "Risk Factors," of this Quarterly Report and our Q2 Quarterly Report, as well as in the section titled "Risk Factors" in our Annual Report, we are not aware of any material changes to those factors described in our Annual Report under the heading "Factors Affecting Our Business and Results of Operations."

Components of Our Results of Operations

Revenue

We currently derive the majority of our U.S. revenue from the sale of our OMNI and SION products to ASCs and HOPDs and our TearCare products to ECPs. During the nine months ended September 30, 2023 and 2022, the revenue from our Surgical Glaucoma segment accounted for over 90% of our total revenue. Substantially all of our revenue for both periods were generated from sales within the U.S. Our Surgical Glaucoma customers place orders based on their expected procedure volume and reorder as needed, typically on a biweekly, monthly or bimonthly basis. Our TearCare customers typically purchase a TearCare System which consists of one or more SmartHubs, multiple single-use TearCare SmartLids® ("SmartLids") and other accessories. After utilizing their initial inventory, customers can reorder SmartLids as needed. No single customer accounted for 10% or more of our revenue for either the three or nine months ended September 30, 2023 and 2022.

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

Other Income, Net

Other income, net primarily consists of interest and amortization on held-to-maturity investments in treasury securities.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022 (dollars in thousands)

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(unaudited)
Revenue
Surgical Glaucoma	$18,425	$17,072	$1,353	7.9%
Percentage of total revenue	92.1%	91.4%
Dry Eye	1,584	1,605	(21)	(1.3)
Percentage of total revenue	7.9%	8.6%
Total	20,009	18,677	1,332	7.1
Cost of goods sold
Surgical Glaucoma	2,002	1,932	70	3.6
Dry Eye	675	996	(321)	(32.2)
Total	2,677	2,928	(251)	(8.6)
Gross profit
Surgical Glaucoma	16,423	15,140	1,283	8.5
Dry Eye	909	609	300	(49.3)
Total	17,332	15,749	1,583	10.1
Gross margin
Surgical Glaucoma	89.1%	88.7%
Dry Eye	57.4%	37.9%
Total	86.6%	84.3%
Operating expenses
Research and development	4,239	6,053	(1,814)	(30.0)
Selling, general and administrative	26,504	31,541	(5,037)	(16.0)
Total operating expenses	30,743	37,594	(6,851)	(18.2)
Loss from operations	(13,411)	(21,845)	8,434	38.6
Interest expense	(1,432)	(1,131)	(301)	(26.6)
Other income, net	1,886	766	1,120	(146.2)

Loss before income tax	(12,957)	(22,210)	9,253	41.7
Provision for income tax	78	19	59	310.5
Net loss and comprehensive loss	$(13,035)	$(22,229)	$9,194	41.4%

Revenue. Revenue for the three months ended September 30, 2023 was $20.0 million, an increase of $1.3 million, or 7.1%, from the prior year comparable period. The overall increase in Surgical Glaucoma revenue was primarily attributable to an increase in the number of OMNI and SION units sold in the three months ended September 30, 2023. This growth in units was driven by a growth in the number of facilities ordering OMNI and SION with flat unit utilization per ordering facility. Our Dry Eye revenue decreased 1.3% in the three months ended September 30, 2023 versus the comparable period in 2022 primarily due to fewer new customers added in the period, which led to lower SmartHub revenue. Surgical Glaucoma sales represented 92.1% and 91.4% of our total revenue generated in the three months ended September 30, 2023 and 2022, respectively.

Cost of Goods Sold and Gross Profit. Cost of goods sold was $2.7 million during the three months ended September 30, 2023, a decrease of $0.3 million from $2.9 million in the prior year comparable period. Our Surgical Glaucoma cost of goods sold increased $0.1 million as compared to the comparable period in 2022. The increase was driven by increased sales activity, partially offset by lower per unit production costs as a result of continued manufacturing efficiencies. Dry Eye cost of goods sold decreased $0.3 million in the three months ended September 30, 2023 compared to the comparable period in 2022 primarily driven by lower sales volumes, product mix, and cost efficiencies.

Our total gross profit was $17.3 million in the three months ended September 30, 2023, an increase of $1.6 million from the comparable period in 2022. Our total gross margin for the three months ended September 30, 2023 increased to 86.6%, up from 84.3% in the prior year comparable period. Gross margin in our Surgical Glaucoma segment was 89.1% for the quarter ended September 30, 2023, an increase from 88.7% for the prior year comparable period, primarily due to manufacturing efficiencies generated as a result of higher OMNI production volumes, partially offset by lower average selling price due to product mix. In our Dry Eye segment, gross margin increased from 37.9% in the third quarter of 2022 to 57.4% for the quarter ended September 30, 2023, primarily due to lower manufacturing costs, an increased mix of SmartLids, which has a higher gross margin than SmartHubs and higher average selling price of SmartHubs.

Research and Development Expenses. The $1.8 million decrease in R&D expenses during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily attributable to a $1.2 million decrease in clinical studies expenses and a $0.3 million decrease in legal expenses.

Selling, General, and Administrative Expenses. SG&A expenses were $26.5 million for the three months ended September 30, 2023, a decrease of $5.0 million from the prior year comparable period. The decrease was primarily driven by a $3.6 million decrease in personnel expenses, including lower commissions and incentive compensation during the current year. In addition, the Company saw a $1.3 million decrease in marketing expenses, a $0.6 million decrease in consulting expenses and a $0.4 million decrease in sales training, events, and demo expenses. These decreases were partially offset by a $0.9 million increase in legal expenses.

Interest Expense. Interest expense increased $0.3 million, due to an increase in lending rates during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Other Income, Net. Other income, net was $1.9 million for the three months ended September 30, 2023 as compared to $0.8 million in the three months ended September 30, 2022. The income is attributable to the amortization of purchase discounts on held-to-maturity cash-equivalent investments.

Comparison of the Nine Months Ended September 30, 2023 and 2022 (dollars in thousands)

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(unaudited)
Revenue
Surgical Glaucoma	$57,158	$46,842	$10,316	22.0%
Percentage of total revenue	91.7%	92.2%
Dry Eye	5,147	3,946	1,201	30.4
Percentage of total revenue	8.3%	7.8%
Total	62,305	50,788	11,517	22.7
Cost of goods sold
Surgical Glaucoma	6,808	5,372	1,436	26.7
Dry Eye	2,297	3,324	(1,027)	(30.9)
Total	9,105	8,696	409	4.7
Gross profit
Surgical Glaucoma	50,350	41,470	8,880	21.4
Dry Eye	2,850	622	2,228	358.2
Total	53,200	42,092	11,108	26.4
Gross margin
Surgical Glaucoma	88.1%	88.5%
Dry Eye	55.4%	15.8%
Total	85.4%	82.9%
Operating expenses
Research and development	14,129	17,626	(3,497)	(19.8)
Selling, general and administrative	85,235	91,367	(6,132)	(6.7)
Total operating expenses	99,364	108,993	(9,629)	(8.8)
Loss from operations	(46,164)	(66,901)	20,737	(31.0)
Interest expense	(4,057)	(3,243)	(814)	25.1
Other income, net	5,465	846	4,619	546.0

Loss before income tax	(44,756)	(69,298)	24,542	(35.4)
Provision for income tax	$100	$37	63	170.3
Net loss and comprehensive loss	(44,856)	(69,335)	$24,479	-35.3%

Revenue. Revenue for the nine months ended September 30, 2023 was $62.3 million, an increase of $11.5 million, or 22.7%, from the prior year comparable period. The overall increase in Surgical Glaucoma revenue was primarily attributable to an increase in the number of OMNI and SION units sold in the nine months ended September 30, 2023. This growth in units was driven by both a growth in the number of facilities ordering OMNI and SION, as well as an increase in unit utilization per ordering facility. Our Dry Eye revenue increased in the nine months ended September 30, 2023 versus the comparable period in 2022 due to the continued growth in our customer base and an increase in total TearCare procedures performed. Surgical Glaucoma sales represented 91.7% and 92.2% of our total revenue generated in the nine months ended September 30, 2023 and 2022, respectively.

Cost of Goods Sold and Gross Profit. Cost of goods sold increased $0.4 million during the nine months September 30, 2023 compared to the prior year comparable period. Our Surgical Glaucoma cost of goods sold increased $1.4 million as compared to the comparable period in 2022. The increase was driven by increased sales activity, and product mix, partially offset by lower per unit production costs as a result of continued manufacturing efficiencies. Dry Eye cost of goods sold decreased $1.0 million in the nine months ended September 30, 2023 over the comparable period in 2022 driven primarily by prior year charges associated with the voluntary recall of our SmartHub 1.0 devices, as well as increased efficiencies driven by increased volumes and higher average selling price of our SmartHubs.

Our total gross profit was $53.2 million in the nine months ended September 30, 2023, an increase of $11.1 million from the comparable period in 2022. Our total gross margin for the nine months ended September 30, 2023, increased to 85.4%, up from 82.9% in the prior year comparable period primarily related to charges from the voluntary recall in our Dry Eye segment mentioned above. Gross margin in our Surgical Glaucoma segment was 88.1% for the nine months ended September 30, 2023, a decrease from 88.5% for the prior year comparable period primarily driven by product mix . In our Dry Eye segment, gross margin increased from 15.8% in the nine months ended September 30, 2022, to 55.4% for the nine months ended September 30, 2023, primarily driven by the impact of the previously announced voluntary recall of SmartHub 1.0 devices in the first quarter of 2022, lower manufacturing costs, an increased mix of SmartLids, which has a higher gross margin than SmartHubs and higher average selling price of SmartHubs.

Research and Development Expenses. The $3.5 million decrease in R&D expenses during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily attributable to a $1.6 million decrease in costs associated with clinical studies and general R&D. In addition, the Company saw a $0.7 million decrease in consulting, legal, and professional services.

Selling, General, and Administrative Expenses. SG&A expenses were $85.2 million for the nine months ended September 30, 2023, a decrease of $6.1 million from the prior year comparable period. The decrease was primarily attributable to a $2.9 million decrease in marketing expenses, a $2.2 million decrease in consulting expenses, a $2.4 million decrease in personnel expenses, including payroll and related benefits, commissions, and incentive compensation. These decreases were offset by a $1.5 million increase in legal, accounting and related expenses, and a $0.7 million increase in stock-based compensation expense.

Interest Expense. Interest expense increased $0.8 million, due to an increase in lending rates during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Other Income, Net. Other income, net was $5.5 million for the nine months ended September 30, 2023 as compared to $0.8 million in the nine months ended September 30, 2022. The income is attributable to the amortization of purchase discounts on held-to-maturity cash-equivalent investments. The Company began investing in treasury securities in June 2022.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022

Net cash used in operating activities	$(40,700)	$(60,463)
Net cash used in investing activities	$(527)	$(841)
Net cash provided by financing activities	$728	$436
Net (decrease) increase in cash	$(40,499)	$(60,868)

Net Cash Used in Operating Activities.

Net cash used in operating activities for the nine months ended September 30, 2023 was $40.7 million, consisting primarily of a net loss of $44.9 million and a net change in our operating assets and liabilities of $9.3 million, partially offset by non-cash charges of $13.5 million. The net change in our operating assets and liabilities was primarily due to a $2.2 million increase in accounts receivable and a $3.3 million increase in inventory to support the continued growth of our operations and increase stocking levels. We had a $0.9 million increase in accounts payable, while accrued compensation and accrued and other current liabilities decreased by an aggregate of $4.9 million, primarily driven by the timing of payments on invoices and bonuses. The non-cash charges primarily consisted of $11.1 million related to stock-based compensation, $0.7 million of noncash operating lease expense, $0.5 million of depreciation, and $0.5 million of accretion of debt discount and amortization of debt issuance costs.

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

Net Cash Used in Investing Activities.

Net cash used in investing activities in the nine months ended September 30, 2023 and 2022 was $0.5 million and $0.8 million, respectively, in both cases for purchases of property and equipment.

Net Cash Provided by Financing Activities.

Net cash provided by financing activities in the nine months ended September 30, 2023 of $0.7 million primarily relates to the exercise of common stock options and proceeds from ESPP purchases, partially offset by taxes paid on the net share settlement of RSUs.

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

As of September 30, 2023, we had cash and cash equivalents of $144.5 million, an accumulated deficit of $284.1 million and $35.0 million outstanding under our Term Loan agreement (before debt discount and amortized debt issuance costs). Based on our current planned operations, we expect revenue from sales of our products and our cash and cash equivalents will enable us to fund our operations for at least the next 12 months and the foreseeable future thereafter.

MidCap Term Loan

As of September 30, 2023, we had a credit and security agreement with certain entities affiliated with MidCap Financial Services (such entities collectively, the "Lender"), which provides a $35.0 million senior secured term loan (the "Term Loan").

Our obligations under the Term Loan agreement are guaranteed by us and our future subsidiaries, subject to exceptions for certain foreign subsidiaries and secured by substantially all of our assets, including our material intellectual property. Additionally, we are subject to affirmative and negative covenants, including certain minimum revenue and cash covenants as well as covenants that limit or restrict the ability of us to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. As of September 30, 2023, we were in compliance with all financial and non-financial covenants under the Term Loan agreement.

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

The Term Loan agreement includes a maturity date of November 1, 2025 and includes a stated floating interest rate that is reserve-adjusted Secured Overnight Finance Rate ("SOFR"), plus 7.00%. Principal payments under the Term Loan are scheduled to begin in December 2023. However, we currently expect to meet certain conditions, which, if satisfied, will delay the commencement of principal payments to December 2024. In addition, the Term Loan contains a provision for a final payment fee of 6.0% of the $35.0 million Term Loan balance, which has been partially accrued and recorded as a long-term interest payable in other noncurrent liabilities of $1.4 million as of September 30, 2023 and $1.2 million as of December 31, 2022.

In conjunction with the initial funding of the Term Loan in 2020, we issued a ten-year warrant to the Lender to purchase 300,000 shares of our Series F redeemable convertible preferred stock at an exercise price of $21.88 per share, (the "MidCap Warrant"), with the estimated fair value of $1.8 million. The MidCap Warrant was recorded at the fair value as a debt discount and as a warrant liability. The debt discount is being accreted using the effective interest method as interest expense over the contractual period of the Term Loan. The MidCap Warrant was automatically converted into a common stock warrant in connection with the IPO and subsequently exercised in the third quarter of fiscal year 2021. Accordingly, the MidCap Warrant no longer remains outstanding.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our audited consolidated financial statements for the year ended December 31, 2022, included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report and in Note 2 to our condensed consolidated financial statements in this Quarterly Report.

JOBS Act Accounting Election

The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use this extended transition period under the JOBS Act. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make comparison of our financial statements to those of other public companies more difficult.

Recently Issued Accounting Pronouncements

As of September 30, 2023, there are no significant ASUs issued and not yet adopted, that are expected to have a material impact on the Company's financial statements and related disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency exchange rate risk. There have been no material changes to such risks from those described in our Annual Report under the heading "Quantitative and Qualitative Disclosures About Market Risk."

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

During the year ended December 31, 2022, our management, with the oversight of the Audit Committee of our board of directors, designed and implemented measures to remediate the control deficiencies contributing to the material weakness and completed testing of internal controls. These remediation efforts, which continued initiatives that began during the year ended December 31, 2021, included the following:

•
significantly increased our accounting and financial reporting personnel, including the hiring of certified public accountants, and technical accounting and SEC reporting resources with requisite technical accounting knowledge; and

•
designed and implemented controls to formalize review procedures around the financial close and reporting process with appropriate segregation of duties and to improve the completeness, timeliness and accuracy of our financial reporting and disclosures including the assessment of more judgmental areas of accounting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Except as set forth in Note 6, Commitments and Contingencies, in the notes to the unaudited condensed consolidated financial statements in this Quarterly Report, we do not believe we are currently a party to any legal proceedings, regulatory matters, or other disputes or claims which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, financial condition, operating results, liquidity or future prospects. However, regardless of the merits of the claims raised or the outcome, legal proceedings, regulatory matters, and other disputes and claims may have an adverse impact on us as a result of defense and settlement costs, diversion of management time and resources, and other factors.

Item 1A. Risk Factors.

Except as set forth below, we are not aware of any material changes to the risk factors set forth under the heading "Risk Factors" in our 2022 Form 10-K or Q2 Quarterly Report, which are incorporated herein by reference. The risks described in the 2022 Form 10-K are not the only ones we face. Additional risks we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results, liquidity, and future prospects.

Risks Related to Our Business

We may not be able to incrementally secure or maintain adequate levels of third-party coverage and reimbursement for procedures in which our Surgical Glaucoma or TearCare products are used, and third parties have recently rescinded, and others in the future may rescind or modify, their coverage or delay payments related to these products, which will adversely affect our business, financial condition, and results of operations.

We derive revenue from sales of OMNI and SION to physicians, ASCs, and HOPDs, which typically bill all or a portion of the costs and fees associated with our products to various third-party payors, including Medicare, Medicaid, private commercial insurance companies, health maintenance organizations, and other healthcare-related organizations, and then bill patients for any applicable deductibles or co-payments. Internationally, medical reimbursement systems vary significantly from country to country, with some countries limiting medical centers’ spending through fixed budgets, regardless of levels of patient treatment, and other countries requiring application for, and approval of, government or third-party reimbursement. As a result, access to adequate coverage and reimbursement for procedures in which our Surgical Glaucoma products are used by third-party payors is essential to their acceptance and adoption by patients and ECPs.

These third-party payors continually review new and existing technologies for possible coverage and can deny or reverse coverage for new or existing products and procedures, and there can be no assurance that third-party payor policies provide coverage, or will continue to provide coverage, for procedures in which OMNI or our other products are used. For example, CMS, MACs or commercial payors could issue coverage policies that could restrict or eliminate coverage for the patient populations eligible for treatment with our products or that are otherwise unfavorable to our business. In June 2023, for instance, five MACs issued the Draft LCDs, which propose to establish or update Medicare coverage policies for MIGS. The Draft LCDs propose to identify certain non-implantable MIGS procedures as investigational and not reasonable and necessary in the jurisdictions where these MACS administer Medicare Part B benefits, including but not limited to adult canaloplasty in combination with trabeculotomy ab interno, a procedure performed with OMNI and for which it is indicated. The Draft LCDs may also categorize our SION technology as investigational and thus non-covered with respect to goniotomy procedures. On October 26, 2023, one of the five MACs released the Final LCD, identifying certain procedures as investigational, including adult canaloplasty in combination with trabeculotomy ab interno. The states served by that MAC accounted for approximately 8% of our Surgical Glaucoma revenue in 2022. We expect that if the Final LCD is not withdrawn before it becomes effective on December 24, 2023, it will have an adverse impact on our revenue, results of operations, and financial condition, the full extent of which is not known at this time. Further, if the remaining MACs ultimately adopt similar coverage policies, or adopt policies as contemplated by the Draft LCDs, the determinations would establish a policy of Medicare non-coverage for these procedures and other non-implantable MIGS procedures in these Medicare jurisdictions. The states served by all five of these MACs accounted for approximately 63% of our Surgical Glaucoma revenue in 2022. If these five LCDs are not withdrawn, ~~or~~ modified or clarified before they become effective so as to provide for continued coverage of adult canaloplasty in combination with trabeculotomy ab interno (and potentially use of our SION technology in goniotomy procedures), or if these MACS or other third-party payors that currently cover or reimburse procedures in which our products are used reverse or limit their coverage in the future, or if the remaining two MACs or other third-party payors issue similar policies, there will be a material adverse effect on our business, financial condition and results of operations.

We also derive revenue from sales of TearCare to ECPs and eye care clinics, which bill all or a portion of the costs and fees associated with treatments and products to patients or, on a limited basis, to third-party payors. We believe access to adequate coverage and reimbursement for procedures in which TearCare is used by third-party payors is important to the broad acceptance and adoption of TearCare. Currently, no MACs have formal policies establishing coverage for the TearCare procedure; however, MACs from time to time may include, and we are currently aware of three MACs that have included, low payment rates for TearCare procedures in their fee schedules that, if not removed or increased to what we believe is an appropriate reimbursement level, could adversely impact our efforts to achieve reimbursement for TearCare that is sufficient to support its broad commercial growth and adoption. Further, commercial payers may from time to time make “no coverage” or similar determinations with respect to our TearCare product that could hamper our efforts to drive broad commercial adoption of TearCare. We are pursuing a comprehensive long-term market development and patient access plan for TearCare and focusing our efforts on partnering with key strategic accounts to pursue prior authorization approvals and reimbursement claims for procedures in which TearCare is used, but there is no guarantee that we will be successful. If patients are not willing to pay for procedures in which TearCare is used, or if third-party payors continue to refuse to provide coverage and reimbursement, or provide insufficient levels of coverage and reimbursement, it could have a negative impact on ECPs’ adoption of TearCare and sales of TearCare, which could adversely affect our business.

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

In the United States, the American Medical Association (“AMA”) generally assigns specific billing codes for procedures under a coding system known as Current Procedure Terminology (“CPT”), which surgeons use to bill third-party payors and receive reimbursement. Once a permanent CPT code (“Category I CPT code”) is established for a service, CMS establishes payment levels under Medicare, while other payors may establish rates and coverage rules independently. Canaloplasty followed by trabeculotomy procedures using OMNI are typically billed using the Category I CPT code 66174, which describes canaloplasty. Coding for ophthalmic surgical procedures is complex, and changes to the codes used to report services performed with our products may result in significant changes in reimbursement, which could negatively impact our revenue. For example, in 2021 the RVS Update Committee (“RUC”) of the AMA reevaluated the physician work associated with CPT code 66174. As a result of this RUC review, CMS reduced the Medicare Physician Fee Schedule amount associated with this service from approximately $950 in 2021 to $761 in 2022 and approximately $607 in 2023.

The AMA maintains a subset of temporary CPT codes (“Category III CPT codes”) used for new and emerging technologies. For example, TearCare was assigned a Category III CPT code effective beginning January 1, 2020. Coverage for Category III CPT codes is often limited. Medicare does not generally establish national payment rates for Category III CPT codes on the Medicare Physician Fee Schedule. As a result, individual Medicare contractors and private payors may establish their own payment rates for services described by Category III CPT codes, as has been the case with TearCare, which payment rates are subject to change, may be variable across Medicare contractors, may be materially below the final reimbursement rates that we are currently targeting, or may determine not to reimburse services described by Category III CPT codes.

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

Our strategic realignment and cost saving initiatives could result in higher than expected costs, fail to achieve the anticipated cost savings, and cause disruptions in our business that could make it difficult to achieve our strategic objectives.

On October 17, 2023, we initiated a strategic realignment of our operations, including approximately a 10% reduction in our workforce, which is intended to reduce operating expenses, improve cost efficiencies, and further extend our cash runway. However, these initiatives may not result in the anticipated benefits, and may result in unexpected difficulties or costs.

We expect to record a cash restructuring charge of approximately $1.3 million in the fourth quarter of 2023. However, this estimate is subject to assumptions, and actual costs and charges may be higher than anticipated. In addition, we may fail to accurately estimate the level of cost savings and improvements to our cost structure associated with our initiatives, in which case our future operating results may be worse than expected. Further, our workforce reduction may be disruptive to our business and have unanticipated consequences, such as attrition beyond planned staff reductions, reduced employee morale, and decreased operational capabilities primarily within our Dry Eye business. Our workforce reductions could also harm our ability to attract and retain qualified personnel, which could adversely affect our business and results of operation. Our strategic initiatives may also have a negative effect on our existing relationships within our Dry Eye business segment, including with respect to business partners, customers, and other constituents. For example, we intend to amend or terminate certain contractual relationships with existing partners, which could harm our business relationships and result in unexpected costs.

We have limited experience implementing similar strategic initiatives and, as a result, we may fail to achieve the associated benefits, or fail to anticipate the associated costs or manage any expected difficulties. If we are unable to successfully manage these realignment activities, or any similar activities in the future, our financial performance, results of operations, and prospects could be negatively affected. In addition, the impact of these initiatives could result in variations in our financial results from period to period, which could make comparisons of our financial performance more difficult.

We are an early-stage company with a history of significant losses, we expect to incur losses in the future, and we may not be able to achieve or sustain profitability.

We have incurred annual net losses since our formation in 2010. For the years ended December 31, 2022 and 2021, we had net losses of $86.2 million and $63.0 million, respectively. As of December 31, 2022, we had an accumulated a deficit of $239.2 million. To date, we have financed our operations primarily through equity and debt financings and from the sales of our products, which include OMNI, a device that enables canaloplasty followed by trabeculotomy for the reduction of intraocular pressure in adult patients with primary open-angle glaucoma, and TearCare, which is indicated for the application of localized heat therapy in adult patients with dry eye disease due to MGD, when used in conjunction with manual expression of the meibomian glands. Starting in the second half of 2022, we commenced sales of SION, a manually operated device indicated for use in ophthalmic surgical procedures to excise trabecular meshwork. The losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our products, costs related to our sales and marketing efforts, general research and development expenses, including costs related to clinical trials and regulatory initiatives to obtain marketing clearance, and infrastructure improvements. In addition, as a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company.

Accordingly, we expect to continue to incur losses for the foreseeable future and we cannot assure you that we will ever achieve profitability or that, if we do become profitable, we will sustain profitability. In addition, we expect the publication of the Final LCD to have a material adverse effect on our OMNI sales in the states served by WPS if it becomes effective in December 2023 in its current form. Further, if the other four MACs that published the Remaining Draft LCDs adopt similar coverage policies, determinations of Medicare non-coverage may be made for non-implantable MIGS procedures, which are performed with our Surgical Glaucoma products. The states served by WPS and these four other MACs accounted for approximately 63% of our Surgical Glaucoma revenue during 2022, and additional final LCDs from these other four MACs that reverse or limit coverage for procedures in which our products are used would have a material adverse effect on our revenue and results of operations. Our failure to achieve and sustain profitability in the future would make it more difficult to finance our business and accomplish our strategic objectives, which would have a material adverse effect on our business, financial condition and results of operations. In addition, failure of our products to significantly penetrate our target markets would negatively affect our business, financial condition, and results of operations.

We are highly dependent on revenue from the sales of our products, and our inability to successfully execute our growth strategy could negatively affect our results of operations and financial condition.

We began selling VISCO360 and TRAB360, commercial predicate devices to OMNI, in 2015, TearCare in 2019 and SION in the second half of 2022, and therefore do not have a long history operating as a commercial company. Currently, we are highly dependent on the success of our OMNI and SION technologies, which comprise our Surgical Glaucoma products, and TearCare, and we expect substantially all of our product revenues in at least the next 12 months to be derived from these products. We are particularly dependent on the success of OMNI and SION, which accounted for >90% of our total revenues for the year ended December 31, 2022. We expect that if the Final LCD becomes effective in December 2023 in its current form, it will have a material adverse effect on our OMNI sales in the states served by WPS, and if other four MACs that published Draft LCDs adopt similar coverage policies, determinations of Medicare non-coverage may be made for non-implantable MIGS procedures, which are performed with our OMNI technology (and may also include procedures performed with our SION technology), in states accounting for approximately 63% of our Surgical Glaucoma revenue in 2022. Because we devote substantially all of our resources to these products and rely on them as our sole source of revenue, any factors that negatively impact our products, and particularly OMNI, or result in a decrease in sales, could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, a number of factors, including some outside of our control, may render our products economically impracticable or obsolete and contribute to fluctuations in our financial results, including:

•
our ability to obtain and maintain reimbursement coverage for procedures in which our products are used, and to successfully engage with MACs to obtain or retain favorable coverage determinations;
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
•
unanticipated delays in product development or launches;
•
our ability to raise additional capital on acceptable terms, or at all, if needed to support the commercialization of our products and operations;
•
our ability to achieve and maintain compliance with all legal and regulatory requirements applicable to our products;
•
our ability to obtain, maintain, protect, and enforce our intellectual property rights;
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
•
lack of availability of adequate third-party payor coverage or reimbursement, or changes in (or new) third-party payor coverage or reimbursement policies that are materially adverse to our interest, including the publication of the Final LCD by WPS and the potential publication of substantively similar final LCDs by other MACs;
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

As of September 30, 2023, we had a credit and security agreement with the Lender, which provides for a $35.0 million Term Loan. The Term Loan agreement includes a maturity date of November 1, 2025 and includes a stated floating interest rate that is reserve-adjusted SOFR, plus 7.00%. Principal payments under the Term Loan are scheduled to begin in December 2023. However, we currently expect to meet certain conditions, which, if satisfied, will delay the commencement of principal payments to December 2024. In addition, the Term Loan contains a provision for a final payment fee of 6.0% of the $35.0 million Term Loan balance, which has been partially accrued and recorded as a long-term interest payable in other noncurrent liabilities of $1.4 million as of September 30, 2023 and $1.2 million as of December 31, 2022.

Our obligations under the Term Loan agreement are collateralized by a security interest in substantially all of our assets, and we are subject to customary financial and operating covenants limiting our ability to, among other things, relocate or dispose of assets, undergo a change in control, merge or consolidate, enter into certain transactions with affiliates, make acquisitions, incur debt, pay dividends, grant liens, store certain amounts of inventory or equipment with third parties and make investments, in each case subject to certain exceptions. We are also subject to minimum trailing revenue targets that are evaluated on a monthly basis and a $50 million minimum unrestricted cash requirement. While we are currently in compliance with the covenants, trailing revenue targets and minimum cash requirements set forth in the Term Loan agreement, we expect the publication of the Final LCD to adversely affect our OMNI revenue generated in the states served by WPS, which states accounted for approximately 8% of our Surgical Glaucoma revenue in 2022. In addition, the states served by the other four MACs that have published the Remaining Draft LCDs accounted for approximately 55% of our Surgical Glaucoma revenue in 2022. If those other MACs adopt similar coverage policies, the determinations would establish a policy of Medicare non-coverage for adult canaloplasty followed by trabeculotomy ab interno, a procedure performed with our OMNI technology in these Medicare jurisdictions, and may also result in Medicare non-coverage for our SION technology in these jurisdictions. Any such non-coverage would materially adversely affect our revenue. Our failure to comply with the minimum trailing revenue targets or the minimum unrestricted cash requirement would lead to an event of default under the Term Loan agreement, and the Lender could accelerate payments due under the Term Loan. In addition, the covenants related to the Term Loan agreement, as well as any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand, or otherwise pursue our business activities and strategies.

While we believe that we have not previously breached and are not currently in breach of these or any other covenants contained in the Term Loan agreement, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the Term Loan agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the Term Loan agreement to become immediately due and payable and terminate commitments to extend further credit and foreclose on the collateral granted to it to collateralize such indebtedness. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, our assets could be foreclosed upon and we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

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

Risks Related to Our Common Stock

The price of our common stock may fluctuate substantially or may decline regardless of our operating performance and you could lose all or part of your investment.

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
•
changes in reimbursement by current or potential payors, and coverage determinations published by MACs;
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

•
developments in our industry.

In recent years, including as the result of the COVID-19 pandemic, the stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies. Broad market and industry factors may significantly affect the market price of our common stock, regardless of our actual operating performance. In addition, the recent publication of the Final LCD, as well as the possibility the MACs that published the Draft LCDs may adopt similar coverage policies, has resulted in a substantial decline in the market price of our common stock, and future determinations may similarly impact our stock price.

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

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of Sight Sciences, Inc.	8-K	001-40587	3.1	7/19/21
3.2	Amended and Restated Bylaws of Sight Sciences, Inc.	8-K	001-40587	3.2	7/19/21
10.1#	Employment Agreement between Sight Sciences, Inc. and Alison Bauerlein, dated April 3, 2023	10-Q	001-40587	10.1	5/8/23
10.2#	Employment Agreement between Sight Sciences, Inc. and Matthew Link, dated September 11, 2023					*
10.3	Fourth Amendment to the Amended and Restated Credit and Security Agreement (Term Loan) between Sight Sciences, Inc. and Midcap Financial Trust, dated November 6, 2023					*
31.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act					*
31.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act					*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

# Indicates a management or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGHT SCIENCES, INC

November 7, 2023	By:	/s/ Alison Bauerlein
Alison Bauerlein
Chief Financial Officer