Form 10-K
period 2023-12-31
Sight Sciences, Inc.
filed 2024-03-13
CIK 1531177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ No ☒

As of June 30, 2023, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common stock held by non-affiliates was approximately $301.8 million based on the closing price for the Registrant's common stock of $8.28 on that date. Shares of common stock held by each executive, director, and their affiliated stockholders have been excluded from this calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock outstanding as of March 5, 2024 was 49,553,371.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the “Company,” “Sight Sciences,” “we,” “us” and “our” refer to Sight Sciences, Inc.

This Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (this "Annual Report on Form 10-K") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•
our ability to obtain and maintain sufficient reimbursement for our products, including our ability to successfully protect reimbursement for our Surgical Glaucoma products;
•
estimates of our total addressable market, future revenue, expenses, capital requirements, and our needs for additional financing;
•
our ability to enter into and compete in new markets;
•
our ability to compete effectively with existing competitors and new market entrants;
•
the impact of the strategic realignment of our operations, including our reduction in workforce and related cost-savings initiatives;
•
our ability to maintain compliance with, and retain favorable payment terms under, our current secured credit facility;
•
our ability to scale our infrastructure to achieve our business objectives;
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
•
our expectation regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act; and
•
our ability to maintain proper and effective internal controls.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•
We are an early-stage company with a history of significant losses, expect to incur losses in the future, and we may not be able to achieve or sustain profitability, which may make it difficult to evaluate the success of our business to date and to assess the prospects for our future viability;
•
We are highly dependent on the success of our three current commercial products, particularly our OMNI® Surgical System (“OMNI”) and our inability to successfully execute our growth strategy could negatively affect our results of operations and financial condition. Procedures associated with our OMNI system recently experienced coverage and reimbursement uncertainties. Our SION® Surgical Instrument (“SION”) underwent its initial commercial launch in the second half of 2022, and is in the early stages of customer awareness, acceptance and utilization. The successful widespread adoption of our TearCare® System (“TearCare”) depends on our ability to drive equitable payor coverage and reimbursement to drive customer acceptance and widespread adoption;
•
Our business is dependent upon the broad adoption of our products by eyecare professionals and patients;
•
We may not be able to incrementally secure or maintain adequate levels of third-party coverage and reimbursement for procedures in which our Surgical Glaucoma or Dry Eye products are used, and third parties may rescind or modify their coverage or delay payments related to these products, which will adversely affect our business, financial condition, and results of operations;
•
The market for our products is highly competitive. Our competitors may have longer operating histories, more established products and greater resources than we do, and may be able to develop or market treatments that are safer, more effective or gain greater acceptance in the marketplace than our products;
•
Adoption of our products depends upon appropriate physician training, practice and patient selection;
•
Development of our products for expanded indications depends upon positive clinical data, and the safety and efficacy of our products for the intended uses for which we intend to seek clearance, certification or approval are not yet supported by long-term clinical data, which could delay or prevent clearance by the FDA (or other foreign authorities or notified bodies) or limit sales if cleared, certified or approved and our products might therefore prove to be less safe or effective than initially thought;

•
We rely on third parties to manufacture and supply our products, many of which are single-source providers, and we are subject to numerous risks relating to our reliance on third parties;
•
Uncertainty in current global economic and political conditions could adversely affect our ability to predict product demand and impact our financial results, and makes it more likely that our actual results could differ materially from expectations;
•
The safety and efficacy of some of our products is not yet supported by long-term clinical data, which could limit sales, and our products might therefore prove to be less safe or effective than initially thought;
•
We have limited experience in training on, and marketing and selling, our products and we may provide inadequate training, fail to increase our sales and marketing capabilities or fail to develop broad brand awareness in a cost-effective manner;
•
Our products are designed to be used in a limited number of procedures, and there is a limited total addressable market for our products. The sizes of the potential and actual markets for our current products have not been established with precision and may be smaller than we estimate;
•
Our success will depend on our, and any of our future licensors’, ability to obtain, maintain and protect our intellectual property rights;
•
Our products, business practices, and operations are subject to extensive government regulation and oversight in the United States and elsewhere;
•
We may not receive, or may be delayed in receiving, the necessary clearances, certifications or approvals for our future products or modifications to our current products, and failure to timely obtain necessary clearances, certifications or approvals for our future products or modifications to our current products would adversely affect our ability to grow our business;
•
The price of our common stock may fluctuate substantially or may decline regardless of our operating performance and you could lose all or part of your investment;
•
If we fail to maintain effective internal control over financial reporting and effective disclosure controls and procedures, we may not be able to accurately report our financial results in a timely manner or prevent fraud, which may adversely affect investor confidence in our company.

PART I

Item 1. Business

Overview

Our mission is to develop transformative, interventional technologies that allow eyecare providers to procedurally elevate the standards of care – empowering people to keep seeing. We are passionate about improving patients’ lives by helping them to preserve their sight. Our business philosophy is grounded in the following principles: comprehensively understanding disease physiology; developing transformative technologies that are intended to preserve, protect, and restore natural physiological functionality to diseased eyes; developing and marketing products with proven clinical evidence that achieve superior effectiveness versus current treatment paradigms while minimizing complications or side effects; providing intuitive, patient friendly, interventional solutions to ophthalmologists and optometrists (together, "eyecare professionals" or "ECPs"); and delivering compelling economic value to all stakeholders, including patients, providers and third-party payors such as Medicare and commercial insurers. Our objective is to develop and market products for use in new treatment paradigms and to create an interventional mindset in eyecare whereby our technologies may be used in procedures which supplant conventional outdated approaches.

We have focused our initial product development efforts on the treatment of two of the world’s most prevalent and underserved eye diseases, glaucoma and dry eye disease ("DED"). We estimate the annual addressable U.S. market opportunities for the products in our surgical glaucoma ("Surgical Glaucoma") and dry eye ("Dry Eye") segments are approximately $6.0 billion (with approximately $1.0 billion in the combination cataract procedure segment, and $5.0 billion in the standalone procedure segment) and $2.5 billion, respectively. The combination cataract procedure market segment (the “Combination Cataract Market Segment”) is associated with procedures performed on patients with glaucoma in combination with a cataract procedure (“Combination Cataract Procedures”). The standalone procedure market segment (the “Standalone Market Segment”) is associated with procedures performed on patients with glaucoma not in combination with a cataract procedure, thus coming to the operating room solely due to their glaucoma condition (“Standalone Procedures”).

Glaucoma, which refers to a group of chronic, often asymptomatic, diseases that damage the optic nerve, is the world’s leading cause of irreversible blindness. Glaucoma does not have a cure and is a progressive disease; if left untreated or insufficiently treated, glaucoma can lead to irreversible disability and blindness. An estimated 126 million people worldwide suffer from glaucoma. Primary open-angle glaucoma ("POAG") is the most prevalent form of glaucoma and affects over 80 million people worldwide, including approximately 4.3 million people in the United States, of whom an estimated 3.4 million have been diagnosed. One of the greatest risk factors for POAG, and the only risk factor that can be controlled, is elevated intraocular pressure ("IOP"). Elevated IOP is often caused by malfunctioning drainage pathways in the eye that provide abnormal resistance to the outflow of aqueous humor, a clear, watery fluid that bathes and nourishes the lens and maintains pressure within the eye.

Microinvasive glaucoma surgery ("MIGS") procedures, which can be used to treat patients with glaucoma, have a strong demonstrated safety profile, characterized by minimal trauma to the eye and quick patient recovery times. We currently offer two commercial technologies in our Surgical Glaucoma segment, OMNI and SION, both of which enable MIGS procedures. OMNI is a handheld, single use, therapeutic technology that enables ophthalmic surgeons to perform a comprehensive procedure to reduce IOP in adult glaucoma patients. SION is a bladeless, manually operated device used in ophthalmic surgical procedures to excise trabecular meshwork, which is the tissue located near the cornea through which aqueous humor flows out of the eye.

Our goal is to establish OMNI and SION as the standards of care for our customers and patients, by continuing to grow their adoption and utilization in the existing Combination Cataract Market Segment, which we believe remains underpenetrated and estimate is capturing less than one-third of its current potential procedural volume. In addition, we believe training ophthalmic surgeons to use OMNI will help us to expand the Standalone Segment (which we currently estimate at over 85% of the potential U.S. POAG market). We believe the consistent therapeutic outcomes OMNI delivers are important for patients and surgeons alike, especially those considering a standalone MIGS procedure.

We primarily sell OMNI and SION in the U.S. through our dedicated Surgical Glaucoma sales team. Our commercial strategy for OMNI centers on building confidence and conviction among the glaucoma community through continued execution of our clinical trials and publication of their results in peer-reviewed journals. Coverage is available for the procedure enabled by OMNI, canaloplasty followed by trabeculotomy (ab interno), in all Medicare Administrative

Contractor ("MAC") jurisdictions and under numerous private insurers plans, covering an estimated 74% of medical benefit covered lives in the U.S. With advantages that have been observed to achieve safe, effective and highly consistent clinical outcomes, we believe that OMNI has the potential to benefit patients by establishing a more proactive, interventional paradigm for IOP reduction in POAG. Our Surgical Glaucoma segment, which includes OMNI and SION, represented 92% of our total revenues for the year ended December 31, 2023. We have established direct commercial operations in the United States, United Kingdom, and Germany, and sell OMNI in other countries in Europe through distributors.

Dry eye disease is caused by aqueous deficiency or evaporative dry eye and is a subset of ocular surface disease. The primary cause of evaporative DED is meibomian gland disease ("MGD"), a disease characterized by low quality tears that evaporate prematurely. Dry eye complaints are the most common reason for a patient visit to an eye doctor. Yet, of the estimated 39 million people with DED signs and symptoms in the U.S., only an estimated 18 million have been diagnosed with DED. Dry eye symptoms have a significant impact on the quality of life and productivity of patients suffering from DED. If left untreated, DED can be extremely painful, often leading to permanent cornea damage and vision impairment.

Studies have shown that evaporative DED resulting from MGD is associated with up to 86% of all DED cases. Approximately 49% of DED patients are considered moderate to severe. In healthy eyes, there are 25 to 30 meibomian glands located within each of the upper and lower eyelids. These glands produce and secrete an oily substance called meibum which forms the outer layer of healthy tears known as the lipid layer. Meibum normally has an olive oil-like consistency and contributes a vital element of the tear film that prevents premature tear evaporation. In patients with MGD, meibum hardens within the glands causing obstructions that can partially or completely block the oily secretions from reaching the tear film. The resulting compromised outer surface of the tear leads to accelerated tear evaporation and DED. Third-party clinical studies have demonstrated that treating MGD by liquefying and removing clogged meibum is the most effective method of eliminating obstructions and restoring a healthy tear film lipid layer, thereby preventing premature evaporation of tears.

We believe the MGD market requires additional ECP and patient education, including clinical data to differentiate procedural and product alternatives, and enhanced patient access through the development of reimbursement coverage. In our Dry Eye segment, our commercial product line currently consists of our TearCare system. The TearCare system is a proprietary, interventional, dry eye device designed to melt and facilitate the comprehensive removal of meibomian gland obstructions and restore gland functionality and healthy oil production. We believe TearCare has a compelling physiological profile to address gland obstructions caused by MGD. Our goals with the development of TearCare are to (i) fully transform the current outdated treatment paradigm based primarily on over-the-counter (“OTC”), and prescription eyedrops, both of which do not address obstruction of the meibomian glands, the primary root cause of MGD, and (ii) establish use of TearCare as the standard of care for the millions of patients suffering from evaporative DED caused by MGD.

We primarily sell TearCare in the U.S. through our dedicated Dry Eye ocular surface sales team. Our commercial strategy for TearCare has been to drive awareness and adoption through cash-pay sales of TearCare to ECPs while simultaneously seeking to lay the foundation for equitable coverage and reimbursement through the generation of compelling clinical data and conduct of a targeted coding, coverage and reimbursement initiative. In 2024, we are continuing our focus on establishing appropriate and equitable market access for TearCare based on our significant clinical trial portfolio showing strong efficacy for this procedure. Our Dry Eye segment, which includes TearCare and related accessories, represented 8% of our total revenues for the year ended December 31, 2023.

We focus on continuous innovation and regularly seek input from our network of expert employees (including ophthalmologists on staff), advisors and customers to rapidly iterate our pre- and post-commercial product designs with the aim of better satisfying the needs of our customers and their patients, and increasing adoption and utilization of our solutions.

Our ability to continuously and rapidly innovate our products is a core competency of our company. Our product innovation has resulted in a comprehensive portfolio of 39 issued U.S. patents, 62 issued patents outside of the U.S. (including six issued European patents and their national validations), 28 pending U.S. non-provisional patent applications, 26 pending foreign patent applications and three pending Patent Cooperation Treaty patent applications as of December 31, 2023.

The overall success of our innovative approach to eyecare to date is evidenced by the over 220,000 estimated uses of our Surgical Glaucoma products in over 1,900 hospitals and ambulatory service centers ("ASCs") in the U.S. and Europe, and over 50,000 estimated uses of our TearCare technology in over 1,500 eyecare facilities in the U.S. through December 31, 2023.

Our Solutions

We have designed our OMNI, SION, and TearCare products to be interventional ophthalmology technologies. We believe both glaucoma and DED are significantly underserved by current treatment offerings and there are large market opportunities for effective solutions that preserve, protect, and restore the natural physiological functionality of diseased eyes.

Our Product Development Approach

The development of OMNI, SION, and TearCare follows our internal product development approach, which is governed by fundamental principles that we believe are critical to delivering the most effective, safe and consistent outcomes for patients with eye disease.

•
Comprehensive Understanding of Disease Physiology
•
Treatment of Underlying Causes with Interventional Mindset
•
Intuitive Design
•
Strong Clinical Evidence
•
Patient Access

We aim and expect to be a clinical leader in every eyecare segment we enter, and we seek to achieve all criteria in our product development projects. From device ideation to commercialization, we take into consideration the perspectives of patients, providers and third-party payors throughout our product development process. When possible, we seek to streamline our product commercialization process by designing our products to achieve the most efficient routes for U.S. Food and Drug Administration ("FDA") clearance or authorization for each applicable indication and reimbursement coverage by third-party payors.

OMNI Surgical System

Our OMNI technology enables an ophthalmic surgeon to perform MIGS that addresses all three known areas of resistance in the conventional outflow pathway of the eye: the trabecular meshwork, Schlemm's canal, and the distal collector channels. OMNI is indicated for canaloplasty (microcatheterization and transluminal viscodilation of Schlemm's canal) followed by trabeculotomy (cutting of the trabecular meshwork) to reduce IOP in adult POAG patients. This indication encompasses use of OMNI both by itself for Standalone Procedures and for Combination Cataract Procedures. OMNI has received 510(k) clearance from the FDA and a CE mark to be marketed in the U.S. and the European Union ("EU") respectively, for canaloplasty (microcatheterization and transluminal viscodilation of Schlemm’s canal) followed by trabeculotomy (cutting of trabecular meshwork) to reduce IOP in adult patients with POAG in the U.S. or with open-angle glaucoma ("OAG") in the EU. OMNI was originally FDA 510(k) cleared with the capability of delivering 11 microliters of ophthalmic viscoelastic device ("OVD") fluid and a version that is capable of delivering 21 microliters of OVD was FDA 510(k) cleared for the same indications for use as the original OMNI in August 2023, but has not yet been released to market.

The procedure performed with our OMNI technology addresses all three known areas of resistance in the conventional outflow pathway of the eye, and is designed to restore the eye’s natural drainage system without compromising the structural integrity of the eye or leaving implants behind post-surgery. The first steps of the procedure primarily address distal resistance (i.e., collapsed Schlemm’s canal, blocked collector channel ostia) and has some presumed effects on the inner wall of Schlemm’s canal and the trabecular meshwork due to dilation and stretching of the canal and meshwork. In the later steps of the procedure, a surgeon unroofs Schlemm’s canal by incising the diseased trabecular meshwork to provide aqueous humor with direct access to the drainage areas in the conventional outflow pathway. We believe that the procedure with OMNI technology is uniquely capable of treating all three known areas of resistance in the conventional outflow pathway of the eye. Certain competing MIGS devices have been cleared or approved by the FDA only for use in Combination Cataract Procedures for adult patients with mild-to-moderate severity, and not in Standalone Procedures. We estimate that over 85% of the U.S. addressable market opportunity for POAG is not currently being adequately served with Combination Cataract Procedures because less than 15% of POAG patients receive cataract surgery in any given year.

We believe that OMNI delivers high level of effectiveness as it provides access to 360 degrees of the diseased conventional outflow pathway through a clear corneal incision to address all three known areas of resistance in the conventional outflow pathway (trabecular meshwork, Schlemm’s canal, and the distal collector channels).

We have applied our medical expertise, as well as specialized design and engineering capabilities, to create a complex technology that is simple in appearance and intuitive to use. After inserting the distal tip into the corneal microincision and accessing Schlemm’s canal, the surgeon can advance and retract the catheter with a fingertip dial up to 180 degrees. On the forward advance, the physician can use the microcatheter technology to remove adhesions and herniations residing within Schlemm’s canal. Upon retraction of the catheter, OMNI synchronously delivers viscoelastic fluid to inflate and restore patency of Schlemm’s canal. The surgeon can address the remaining 180-degrees by reinserting the catheter and advancing it in the opposite direction. To perform the final steps of the procedure, the same microcatheter can be reinserted into Schlemm’s canal and used to deroof the trabecular meshwork per the surgeon’s discretion. The procedure performed with OMNI technology addresses all three areas of outflow resistance, and we believe that it offers the surgeon a robust and comprehensive solution for their glaucoma patients, enables surgeons to perform sequential comprehensive outflow treatments that they can customize based on an individual patient’s disease severity and eye anatomy in both Combination Cataract Procedures and in Standalone Procedures.

SION Surgical Instrument

We introduced SION in the third quarter of 2022. SION is registered with the FDA as a Class I 510(k) exempt device. SION’s bladeless design, micro-engineered and precision manufactured using specialized lasers, excises tissue without cutting. SION grasps and removes diseased tissue as the surgeon sweeps the instrument around Schlemm’s canal with a single smooth motion. The bladeless technology of SION was developed with leading ophthalmic surgeons to improve safety and ease of use by eliminating the need to navigate sharp instrumentation within the eye’s anterior chamber and iridocorneal angle anatomy. We believe SION represents our third consecutive best-in-category device and satisfies the American Academy of Ophthalmology's definition of goniotomy.

SION allows us to serve specific subsets of customers who may prioritize a faster or simpler procedure. Our target customers for SION include three types of combination cataract MIGS surgeons that are distinct from target OMNI customers: 1) high volume cataract surgeons seeking to perform the quickest MIGS procedures, 2) surgeons who are initially less experienced with MIGS such as surgical fellows at academic institutions and 3) surgeons looking for the most cost effective MIGS procedures. We believe that these use cases have very little overlap with the use cases for our OMNI device.

TearCare System

In an effort to address the treatment of evaporative DED due to MGD, we custom designed TearCare to facilitate what we believe is the optimal method for clearing meibomian gland obstructions based on numerous clinical studies: achieving and maintaining a maximal and highly precise external eyelid temperature of 45 degrees Celsius for 15 minutes that achieves a requisite inner eyelid therapeutic melting threshold temperature of 41 degrees Celsius to melt congealed meibum in the diseased meibomian glands. The precise, reproducible, and software-controlled thermal therapeutic melting cycle is followed promptly by clinician customized manual, comprehensive removal of the liquefied meibum obstructions with a separate clearance tool to help facilitate restoration of healthy meibum production to naturally fortify the tear’s protective lipid layer. The goal of TearCare treatments is to restore the eyelid’s natural ability to produce healthy lipid secretions and recover the integrity of the tear film.

We developed TearCare to serve as an elegant, compact, portable, and intuitive solution comprised of the SmartHub™ ("SmartHub"), a reusable hardware controller, and the TearCare SmartLids® ("SmartLids"), a breakthrough, software-controlled, wearable, therapeutic eyelid technology. Applied adhesively and non-invasively to the outside of the eyelids, single-use, closed loop, software-sensor controlled SmartLids deliver a precise and programmed therapeutic level of heat into the meibomian glands. This process is software-controlled, delivering precise heat to the tarsal plates of the eyelids directly overlying the meibomian glands while continuously monitoring temperature and communicating 144 times per second with the SmartHub, a compact, finely calibrated power source and control unit which ensures a reproducible therapeutic interventional procedure for every patient. The technological design inputs of the system and precision-controlled therapeutic melting process follows clinically proven guidelines for temperature and duration required to melt obstructions in diseased meibomian glands and restore the production and secretion of healthy, clear meibum onto the tear surface.

The proprietary, thin, flexible, wearable, and open-eye design of TearCare SmartLids a) ensure a conformant fit for every patient and thereby ensure the reproducible delivery of thermal energy into the meibomian glands to achieve the requisite gland obstruction melting temperature across different eyelid anatomies, b) allows patients to blink naturally throughout the thermal portion of the procedure, which initiates the natural movement and expression of melted gland obstructions from the diseased meibomian glands, and c) provides a comfortable, open eye patient experience in the eye care provider’s office. Engineering SmartLids to remain comfortably adhered to virtually all shapes and sizes of eyelids while allowing freedom to blink and delivering precisely controlled, therapeutic levels of thermal energy is one of our most significant design accomplishments. Further, TearCare can be utilized by an ECP in a straightforward in-office procedure and can be accommodated during the course of a routine patient visit, which makes it convenient for patients, and allows providers to maintain procedural throughput in their practices. We believe these features and the positive patient and ECP experience with TearCare offer a stark contrast to available alternatives, which we believe are burdened by ineffective and suboptimal product design, a lack of conformance to the underlying diseased eyelid tissues yielding suboptimal therapy and clinical outcomes, and including awkward and uncomfortable patient experiences through closed eye or manual solutions that require extremely close patient proximity to the ECP throughout the treatment.

Following therapeutic heat application by TearCare, ECPs may use a separate clearance tool to manually express melted meibum from each gland. ECPs can tailor the amount of pressure applied during expression to specific glands based on a desired full evacuation of the glands, thereby allowing the eyelids to resume the production and secretion of meibum to coat and protect tears.

In December 2021, the FDA cleared TearCare for the application of localized heat therapy in adult patients with evaporative DED due to MGD, when used in conjunction with manual expression of the meibomian glands. In December 2023, the FDA cleared a next generation TearCare product for the same indications of use as TearCare, which has not been launched to market yet.

Our Success Factors

Our mission is to develop transformative, interventional technologies that allow eyecare providers to procedurally elevate the standards of care—empowering people to keep seeing. We design our products to enable ECPs to perform safe and effective interventional procedures that can transform treatment paradigms. We believe the following factors have contributed to our success and will continue to drive our growth:

•
Large market opportunities in eyecare with sub-optimal treatment paradigms;
•
Continual development of transformative technologies to preserve, protect, and restore natural eye function;
•
Consistent delivery of exceptional customer experience;
•
Prioritization of clinical and commercial excellence and market education;
•
Focus on compelling economics and value creation for all eyecare stakeholders; and
•
Scaling our team based on our core behaviors: love what you do, have each other's back, own it, break through walls, and grow every day.

Our Growth Strategy

The fundamental objectives of our growth strategy are to establish robust clinical data to support the development of our target markets and the continued commercialization of our products and to deliver an exceptional customer experience to the ECPs and patients who utilize our products. Our current growth strategies include:

•
Establish OMNI and SION as the standards of care for interventional glaucoma treatment among MIGS-trained surgeons;
•
Develop and expand the Standalone MIGS segment with OMNI;
•
Drive fair market access to TearCare leveraging the SAHARA and OLYMPIA trials to establish reimbursement;
•
Drive adoption and utilization of our products by leveraging additional clinical trials and market education;
•
Deepen and broaden our commercial capabilities and expertise;
•
Expand into additional international markets;
•
Continue to create transformational and interventional technology innovation throughout eyecare; and
•
Obtain and maintain appropriate reimbursement and coverage by governmental and commercial payors.

Clinical Data

We believe treatment decisions should be evidence-based and hold ourselves to the highest clinical and ethical standards to build and maintain credibility in the medical community. We are deeply committed to conducting studies to evaluate the safety, effectiveness and durability of treatments using our products, and subjecting the results to the rigorous peer review process for publication in leading journals. Our robust and growing libraries of evidence to support OMNI, SION and TearCare are helping to drive their awareness and adoption, and ultimately advancing patient care in ophthalmology and optometry.

We are currently conducting active and robust clinical trial programs in both POAG and MGD. Our clinical trial designs include both randomized controlled trials ("RCTs"), prospective, and retrospective real-world studies, based on our belief that each of these approaches has unique strengths. We also plan to continue supporting our investigator-initiated trial program.

OMNI Surgical System - Clinical Program

Building on a solid foundation of completed and ongoing clinical trials, we are investing significant resources to further develop clinical data regarding the use of OMNI. Since 2018, there have been 30 articles published in peer-reviewed journals for OMNI and its Sight Sciences predicate devices and procedures. Our completed trials include ROMEO, ROMEO 2, GEMINI, GEMINI 2, ORION 2, and TREY. ROMEO was used to support OMNI’s indication for use expansion in the U.S. in March 2021 and resulted in two published articles in peer-reviewed journals. ROMEO 2 replicated the results of ROMEO in a larger study population and provided longer-term (24 month) outcomes for original ROMEO subjects. GEMINI was a prospective, multi-center, historical control, single-arm, U.S. study, with GEMINI 2 providing 36-month follow-up for GEMINI subjects. TREY was a multi-center study evaluating the effectiveness of Standalone Procedure intervention using OMNI in eyes with uncontrolled IOP previously treated with trabecular bypass canal implants.

Table 1: Sight Sciences OMNI Ongoing and Planned Clinical Studies

Name	Description
EVOLVE	RCT study comparing the safety and effectiveness of OMNI with standard medical care in subjects not adequately controlled by prostagladin eyedrop monotherapy
IRIS® Registry	Evaluate retrospective, real-world data for OMNI and competing products from IRIS® Registry in the U.S., including disease-severity outcomes, ethnic minorities outcomes, and standalone outcomes
Meta Analysis

Meta analysis that combines and analyzes the results of all studies of procedures performed by OMNI to systematically assess the results of previous research to derive conclusions about the procedures performed by OMNI and the related safety and efficacy of such procedures

PANGEA	Multinational RCT study comparing the safety and efficacy of OMNI combined with phacoemulsification cataract surgery compared to cataract surgery alone in patients with POAG

TearCare System - Clinical Program

We have developed robust clinical data evaluating TearCare including one RCT for TearCare ("OLYMPIA") and we completed Phase 1 (superiority over Restasis® cyclosporine drops) of our SAHARA RCT ("SAHARA") in the third quarter of 2023. Data from OLYMPIA supported the FDA clearance of TearCare’s expanded indication for use in December 2021. The Phase 1 results from SAHARA were published in December 2023 in Clinical Ophthalmology and Phase 2 (cross-over of Restasis® subjects to a single TearCare treatment) has been completed with planned publication in the first half of 2024. We plan to leverage the results of our OLYMPIA and SAHARA studies to support FDA clearances to further expand indications for use of TearCare and to support our market access strategy.

In OLYMPIA, our large multi-center RCT, the TearCare procedure was associated with statistically significant clinical improvements in all assessed signs and symptoms of DED. This included tear breakup time ("TBUT"), and meibomian gland secretion score ("MGSS"), objective measurements of DED that were the trial’s primary endpoints, as well as patient-reported symptoms surveys, including Ehlers Danlos syndrome, ocular surface disease index ("OSDI"), and symptom assessment in dry eye, at all time periods measured (both two weeks and four weeks post-treatment).

In SAHARA, our large, multi-center RCT, the TearCare procedure achieved its primary six-month endpoint, demonstrating the superiority of interventional eyelid procedures enabled by TearCare over Restasis® eyedrops in the improvement of TBUT, a key measure of aqueous retention, tear stability and the tear film’s ability to protect the ocular surface. The SAHARA trial also observed that procedures enabled by TearCare were non-inferior to Restasis® eyedrops in OSDI, which was the co-primary six-month endpoint. Throughout the study, interventional eyelid procedures with TearCare demonstrated clinically and statistically significant improvements of every endpoint and at every measurement interval: one week, one month, three months, and six months. Endpoints assessed include TBUT, MGSS, corneal staining, and conjunctival staining. In the next phase of the SAHARA trial, subjects in the Restasis® cohort will cease use of Restasis®, receive an interventional eyelid procedure with TearCare, and will be monitored for another six months. Subjects in the TearCare cohort will receive additional interventional eyelid procedures as necessary based on pre-determined criteria over an additional 18 months (24 months total study period) to measure the durability of procedural treatment effect. We expect publication of the one-year crossover clinical results by December 31, 2024.

Table 2: Sight Sciences TearCare Ongoing Clinical Study

Name	Description
SAHARA

NCT04795752: Prospective, Randomized, Masked, Controlled Trial To Evaluate The Safety And Effectiveness Of The TearCare® System In The Treatment Of The Signs And Symptoms Of Dry Eye Disease. Control group will self-administer Restasis® for six months then receive one TearCare treatment. Following the six-month primary endpoint, patients in the control group will stop Restasis and receive a single TearCare treatment and continue to be followed for an additional six months. Patients in the TearCare group will continue to be followed for an additional 18 months with repeat TearCare treatments as needed according to protocol specified criteria.

Commercial Approach

We have built a world-class direct sales commercial organization that features professionals and executives with substantial leadership experience from leading ophthalmic product companies. In particular, we have recruited professionals with track records that include launching new technologies, growing primary demand, changing treatment paradigms and securing market access from payors. We believe this expertise is crucial to achieve our market development objectives for interventional standalone MIGS and MGD treatment. Sales representatives typically have relevant experience across medical device and/or pharmaceutical sales focused on eyecare to ensure the development of a trusted consultative relationship with our ECPs. As we have developed our clinical data and brand recognition, we believe our team has differentiated our product offerings and gained commercial traction through exceptional, highly involved training, support and ongoing professional education. As of December 31, 2023, our overall commercial team consisted of approximately 130 professionals dedicated to sales, marketing, commercial support, training and professional relations.

We maintain distinct sales, marketing, and training teams to support our business segments because our products are predominantly sold to different types of customers and require specialized product specific sales expertise and ECP training to integrate our products into their practices. We sell OMNI and SION to facilities where ophthalmic surgeons perform outpatient procedures, particularly ASCs and hospital outpatient departments ("HOPDs"). We sell TearCare to optometry and ophthalmology practices.

Our marketing efforts are centered around increasing awareness of our products and presenting clinical study results through leading medical publications and at large industry and scientific meetings, both directly and through our advisors. We have also partnered with qualified ECPs to speak to peers on our behalf through educational forums. Clinical data that demonstrate the benefits of OMNI and TearCare for their authorized uses will continue to underpin our commercial efforts and we intend to continue to devote significant resources to conduct new clinical studies and publish articles in peer-reviewed journals.

Seasonality

We believe our sales may be impacted by seasonal factors. For example, we typically experience higher procedure volumes in the second and fourth quarters versus the first and third quarters. Demand is often lower during summer months because of ECP vacations and in winter months in certain parts of the world because of fewer business or surgery days due to holidays and adverse weather conditions. But this may vary year-over year as it did in 2023 where demand was softer in the fourth quarter due to the impacts of the Draft LCDs, as amended, that were ultimately withdrawn by the MACs but created demand uncertainty in the period. Seasonality in future periods may also be impacted by reimbursement coverage, sales infrastructure, and consumer and physicians’ behaviors and confidence.

Reimbursement

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

Reimbursement for Uses of the OMNI Surgical System and SION Surgical Instrument

Surgeons are able to perform a comprehensive outflow procedure enabled by OMNI or a partial outflow procedure focused on the trabecular meshwork with SION.

Medicare coverage of non-implant MIGS procedures is available outside of a formal coverage policy. Widespread coverage is important for commercial adoption. Based on POAG prevalence, we estimate that currently approximately 70% of patients who receive glaucoma treatment are covered by Medicare (fee-for-service and Medicare Advantage plans). Private payor coverage policies vary for procedures that may be performed with OMNI or SION technologies. For instance, in the United States, some commercial payors, including numerous Blue Cross Blue Shield plans, Cigna plans, and Aetna plans, have published medical policies that consider canaloplasty medically necessary for the treatment of glaucoma, though specific criteria for coverage may vary depending on the payor.

Additionally, as with many healthcare items and services, some health plans cover the procedures performed using OMNI and SION outside of a formal coverage policy. Where coverage is less consistent or is limited, as is the case with certain commercial payors, our market access team works with payors directly and with customers to facilitate patient access to our Surgical Glaucoma products by working towards securing appropriate coverage and reimbursement. We have established and continue to build a substantial library of clinical evidence and health economics outcomes research data and published articles to directly address the needs of payors. We believe that the results from our completed, in-progress and planned clinical trials and subsequent accompanying peer-reviewed articles will help to expand and solidify coverage of procedures performed using OMNI and SION. We estimate that, as of December 31, 2023, approximately 79% of people with medical benefit coverage have reimbursed access to the canaloplasty procedures and procedures performed using

OMNI specifically under such coverage. In particular, we continue to proactively engage with the remaining key national and regional payors currently not covering performed using OMNI to seek reversals of their current non-coverage policies.

Virtually all sales of OMNI and SION in the U.S. are to ASCs and HOPDs. Per Medicare and many private payor payment policies, when certain procedures are performed in the ASC setting on the same day, such as cataract surgery, canaloplasty and goniotomy, multiple procedure payment reduction rules apply. Therefore, when a canaloplasty or goniotomy is performed with cataract surgery on the same patient on the same day, payment of the lower-cost procedure (most commonly the cataract procedure) is reduced by 50%. Multiple procedure payment reduction rules also typically apply to professional services. Physicians are likely to be paid at a reduced rate for lower valued procedures when performed concomitantly. In the HOPD setting, Medicare procedures performed using OMNI and SION as well as cataract procedures, are paid under comprehensive ambulatory payment classifications ("C-APCs"). In these circumstances, the highest valued code is paid at 100%, with payment for additional procedures performed during the same operative session bundled into the single highest payment rate. Many commercial payors use a similar payment methodology, but payment rules can vary across health plans, particularly across plan types (e.g., HMO, PPO, POS).

The rates for procedures performed with our products vary depending on the code billed and the setting where the procedure is performed. The table below outlines the Medicare national unadjusted average payment rates for each in 2023 and 2024.

		HOPD Facility Payment Rate		ASC Facility Payment Rate		Physician Payment Rate
HCPCS Code	Descriptor	2023	2024	2023	2024	2023	2024
65820	Goniotomy	$3,996	$3,874	$1,969	$2,045	$827	$803
66174	Canaloplasty	$3,996	$3,874	$1.969	$2,045	$622	$608

These Medicare national unadjusted average facility payment rates are classified as comprehensive C-APCs, therefore in the HOPD setting, the highest valued code will be paid and other C-APC classified procedures will be bundled into the highest paid procedure. Based on customer feedback, we believe the rates for facility and physician reimbursement in both settings reflect attractive and reasonable payments to cover all of our customers’ costs and economic needs related to glaucoma treatments using OMNI and SION.

While commercialization of OMNI has primarily been focused on the U.S., we have also begun international commercialization efforts. Outside the U.S., we have focused our efforts in the United Kingdom and Germany, where we have hired local commercial and market access teams to promote OMNI to health care professionals, and we use distributors in other countries in Europe. Although Germany employs a single-payor health system and national MIGS procedure codes (which include canaloplasty and trabeculotomy), coverage decisions are made on a decentralized basis by the Physician’s Associations (Kassenärztliche Vereinigung) ("KVs") in each of Germany's regions. To date, the procedures most commonly performed with OMNI and SION are covered in all regions and we are working towards educating ECPs across all these regions regarding the appropriate procurement and submission of claims for reimbursement from the KVs to facilitate access to OMNI for patients and ECPs. In the United Kingdom, we believe the National Health System’s tariffs, or payments, for MIGS procedures, including procedures performed using OMNI, will continue to be favorable. As we expand into other countries, we intend to establish payor coverage and reimbursement strategies that are appropriate for each local market.

Reimbursement for Uses of the TearCare System

TearCare is not currently covered by Medicare or private payors via formal medical policy, although some payors may agree to provide coverage and payment outside of formal policy. In December 2021, the FDA cleared TearCare for the application of localized heat therapy in adult patients with evaporative DED due to MGD, when used in conjunction with manual expression of the meibomian glands. We believe the current standard of care (representing over 95% of the existing market), which primarily consists of warm compresses, over-the-counter artificial tears, or lubricating and prescription eyedrops, does not treat the root cause of MGD. We believe TearCare has the potential to offer a better standard of care for evaporative dry eye patients and reduce overall costs for payors.

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

Category III CPT code 0563T, which became effective January 1, 2020, describes the heating of meibomian glands using a wearable open-eye device and manual evacuation of meibomian glands. This code allows providers to pursue reimbursement and payors to establish payment rates for the procedure. Prior to formal coverage decisions or establishment of a permanent Category I code, third-party payors may cover procedures billed with temporary Category III codes on a case-by-case basis.

We continue to generate clinical data to support positive coverage decisions from Medicare and private payors. In December 2023, Clinical Ophthalmology published the results of the six-month SAHARA RCT. This randomized controlled trial compared treatment using TearCare to the most commonly prescribed MGD therapeutic on the market. The data generated in the SAHARA RCT demonstrated that interventional eyelid procedures for dry eye disease enabled by TearCare were superior at all measured time points through six months to twice daily prescription eyedrops for the improvement of TBUT, the trial’s primary dry eye signs endpoint and a key measure of aqueous retention, tear stability and the tear film’s ability to protect the ocular surface.

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

Our comprehensive long-term strategy to improve patient access to TearCare includes the following key initiatives:

•
Demonstrate the effectiveness, safety and durability of TearCare with rigorous clinical data;
•
Augment library of published articles on TearCare;
•
Support coverage applications; and
•
Convert to permanent Category I CPT code.

Competition

We believe our focus on developing and marketing intuitively designed products that are intended to restore the eye’s natural physiological function by addressing underlying causes of eye disease will be an important factor in our future success. The medical device and pharmaceutical industries are intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with medical device and pharmaceutical companies that develop and commercialize products for eye conditions. Notable competitors with approved MIGS products include Glaukos, Alcon/Ivantis, AbbVie/Allergan, New World Medical, and Nova Eye Medical Limited. Notable competitors with approved DED products include AbbVie/Allergan, Novartis, Johnson & Johnson, and Alcon. Some of our competitors are larger, well-capitalized companies with greater current market share and resources. We also compete with several smaller medical device companies that have single products or a limited range of products. Some of our competitors have:

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
•
Attract and retain skilled research and development and sales personnel; and
•
Successfully market and sell products.

Manufacturing

We do not currently operate any manufacturing facilities and instead contract with third parties for our production requirements, including key components used in our products.

On January 14, 2021, we entered into a supply agreement with Peter’s Technology (Suzhou) CO LTD. ("PTCS"), a Chinese subsidiary of Peter’s Co., Ltd., a Taiwan-based contract manufacturer (the "Peter's Supply Agreement"). In February 2021, PTCS began to produce commercially saleable OMNI units for us at its Suzhou City, China production facility. In May 2021, we entered into a separate supply agreement with a U.S.-based manufacturer with multiple manufacturing sites for the production in the United States of our OMNI Surgical System. Our supply agreements with these manufacturers contain customary terms and conditions. Pursuant to the Peter’s Supply Agreement, PTCS purchases components from our approved suppliers for assembly, and we make purchases from PTCS on a purchase order basis. The Peter’s Supply Agreement expires January 14, 2025, and the agreement provides for automatic renewals of additional one-year periods if neither party provides notification that they intend to terminate the agreement within 90 days of the end of the then-current term. We also have the right to terminate the agreement without cause by providing 180 days’ advance written notice, or with 30 days’ written notice with any material agreement default by the manufacturer. We subsequently amended the Peter’s Supply Agreement in January and November 2022 to, among other things, contract with PTCS to manufacture our SmartLids and SION surgical instruments.

For the production of our TearCare System components, we currently have supply arrangements with several medical device manufacturers. In addition to our agreement with PTCS for the production of SmartLids, we partner with various other suppliers for the production of the SmartHub and Clearance Assistant components of our TearCare System.

We believe that the manufacturing capacity provided by our approved third-party suppliers will be adequate to meet our current and anticipated manufacturing needs. We do not currently plan to manufacture our products or any related components ourselves.

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

Patents

As of December 31, 2023, we owned 39 issued U.S. patents, 62 issued patents outside the U.S. (which includes six issued European patents and their national validations), 28 pending U.S. non-provisional patent applications, 26 pending foreign patent applications and three pending Patent Cooperation Treaty patent applications. Our issued patents include claims directed to devices and methods for canaloplasty and/or trabeculotomy, ocular implants and related methods, methods for treating dry eye disease using pharmaceutical compositions, the TearCare apparatus and methods of using the TearCare apparatus, components of the TearCare apparatus (including the SmartHub and SmartLids) and methods of their use, the TearCare apparatus in combination with an eyelid compression instrument and methods of their use, and methods of using the TearCare apparatus with patients wearing contact lenses.

Subject to payment of required maintenance fees, annuities, and other charges, our issued U.S. patents have expiration dates between 2027 and 2041, with seven of our issued U.S. patents having expiration dates before 2030, 28 having expiration dates between 2031 and 2035, one having an expiration date in 2037, and the remaining three expiring in 2041, in each case exclusive of possible patent term extensions. Of our 28 pending U.S. non-provisional patent applications, one was filed in 2018, two were filed in 2019, three were filed in 2020, five were filed in 2021, six were filed in 2022, and eleven were filed in 2023. Our pending U.S. non-provisional patent applications, if issued, have expected expiration dates between 2026 and 2043, exclusive of any possible patent term adjustments or patent term extensions.

The foreign jurisdictions where we own issued patents include: Australia, Belgium, Brazil, China, France, Germany, Hong Kong, Ireland, Italy, Japan, Norway, Spain, Sweden, Switzerland, The Netherlands and the United Kingdom. Subject to payment of required annuities and other charges, these foreign patents have expiration dates between 2027 and 2035. We have pending patent applications in various countries including Australia, Brazil, Canada, China, Europe, Hong Kong, and Japan which, if issued, have expected expiration dates between 2032 and 2042.

As of December 31, 2023, we owned nine U.S. trademark registrations, two EU trademark registrations; two German trademark registration;, two Swiss trademark registrations; two UK trademark registrations; one Brazilian trademark registration; six pending U.S. trademark applications; six pending Brazilian trademark applications; one International Registration designating Australia, the EU, Japan, Korea, Mexico, Singapore, and the UK; one International Registration designating Australia, Canada, the EU, Japan, Korea, Mexico, Singapore, and the UK; one International Registration designating Australia, Canada, the EU, Japan, and Mexico; one International Registration designating Australia, Canada, the EU, Japan, Korea, Singapore, and the UK; one International Registration designating Japan; and one International Registration designating Australia, Canada, the EU, Japan, and Mexico.

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

Devices deemed to pose a lower risk are placed in either Class I or Class II, and devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or a device deemed to be not substantially equivalent to a previously cleared 510(k) device, are placed in Class III.

Our currently marketed OMNI and TearCare products are regulated as Class II devices subject to 510(k) clearance. Our SION surgical instrument is registered with the FDA as a Class I 510(k) exempt device.

Clinical Trials

Clinical trials are almost always required to support a PMA and are sometimes required to support a 510(k) submission. In the United States, absent certain limited exceptions, human clinical trials intended to support medical device clearance or approval or to determine safety and effectiveness of a device for an investigational use must be conducted in accordance with the FDA’s investigational device exemption ("IDE") regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must be approved in advance by the FDA for a specified number of subjects.

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

The FDA has implemented a mandatory electronic submission template, called eSTAR, for all 510(k) submissions starting October 1, 2023. This new template helps ensure that 510(k)s are complete by providing guided prompts to facilitate the collection and assembly of the necessary elements of a complete submission. Therefore, acceptance reviews will no longer be required however a technical screening process will be conducted. The Medical Device User Fee Amendments sets a performance goal of 90 days for FDA review of a 510(k) submission, but the review time can be delayed if FDA raises questions or requests additional information during the review process. As a practical matter, clearance often takes longer than 90 days. Although many 510(k) premarket notifications are cleared without clinical data, the FDA may require further information, including clinical data, to make a determination regarding substantial equivalence, which may significantly prolong the review process. If the FDA agrees that the device is substantially equivalent, it will grant clearance to commercially market the device.

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
•
FDA approval of product modifications of approved devices that affect safety or effectiveness or that would constitute a major change in intended use of an approved device;
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

International Regulation of Our Products

Our research, development, and clinical programs, as well as our manufacturing and marketing operations, are subject to extensive regulation in other countries. For example, the EU has adopted specific regulations regulating the design, manufacture, clinical investigations, conformity assessment, labeling and adverse event reporting for medical devices.

Until May 25, 2021, medical devices were regulated by Council Directive 93/42/EEC ("Medical Devices Directive") which has been repealed and replaced by Regulation (EU) No 2017/745 ("EU MDR"). Our original CE Mark certificates were granted under the Medical Devices Directive. However, as of May 26, 2021, some of the EU MDR requirements apply in place of the corresponding requirements of the Medical Devices Directive, with regard to registration of economic operators and of devices, post-market surveillance and vigilance requirements. Pursuing marketing of medical devices in the EU requires that our devices be certified under the new regime set forth in the EU MDR. On December 11, 2023, the Company received approval of the OMNI Surgical System family of products under the EU Medical Device Regulation (EU MDR), fulfilling these requirements. Our MDD certificate remains valid until May 26, 2024.

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

The aforementioned EU rules are generally applicable in the European Economic Area ("EEA"), which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland. Other countries, such as Switzerland, have entered into Mutual Recognition Agreements and allow the marketing of medical devices that meet EU requirements. With the entry into force of the EU MDR, the Swiss-EU Mutual Recognition Agreement was updated as Switzerland is considered a third country to the European Union. Switzerland released their national regulation, the Swiss Medical Devices Ordinance (“MedDO”) on May 25, 2021 and has aligned their requirements with the EU MDR, subject to transitional provisions. Therefore, EU CE Marking Certificates are accepted in Switzerland, along with additional requirements as set forth in the MedDO.

As of January 1, 2021, the United Kingdom has entered a transition period following Brexit. During that period, the UK Medical Devices Regulations (“UK MDR”) 2002 remains applicable in England, Scotland and Wales ("Great Britain"). During 2021, a UK Responsible Person was appointed and we registered the OMNI System with the Medicines and Healthcare products regulatory agency. Valid CE marks under the EU MDR will continue to be accepted in Great Britain, and the requirement to obtain a UK Conformity Assessed ("UKCA") mark has been delayed until June 30, 2030. Sight Sciences received a UKCA certification for the OMNI family of products on March 1, 2024 and will create a transition plan during the period when the CE Mark is still accepted to transition over to the UKCA requirements.

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

The federal false claims legislation, including the civil False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Actions under the civil False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Moreover, a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. In addition, various states have enacted false claim laws analogous to the federal False Claims Act, although many of these state laws apply where a claim is submitted to any third-party payor and not merely a federal healthcare program.

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

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program ("CHIP"), with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services ("CMS") information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, such obligations were expanded to include payments and other transfers of value provided in the previous year to additional healthcare professionals, including physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives.

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

Coverage and Reimbursement

In the United States, our currently cleared products are not separately reimbursed by any third-party payors, and if covered, are paid for as part of the procedure in which the product is used. Our commercial success depends in part on the extent to which governmental authorities, private health insurers and other third-party payors provide coverage for and establish adequate reimbursement levels for the procedures in which our products are used. Failure by physicians, hospitals, ambulatory surgery centers and other users of our products to receive adequate reimbursement from third-party payors for procedures in which our products are used, or adverse changes in government and private third-party payors’ coverage and reimbursement policies, may adversely impact demand for our products.

Based on our experience to date, third-party payors generally reimburse for the procedures in which our products are used only if the patient meets the established medical necessity criteria for the procedure. Some payors have moved toward a managed care system and control their healthcare costs by establishing coverage policies that categorically restrict coverage of certain procedures, or by limiting authorization for procedures, including elective procedures using our devices. No uniform policy of coverage and reimbursement among payors in the United States exists, and coverage and reimbursement for procedures can differ significantly from payor to payor. Third-party payors are increasingly auditing and challenging the prices charged for medical products and services with concern for upcoding, miscoding, using inappropriate modifiers, or billing for inappropriate care settings. Some third-party payors must approve coverage for new or innovative devices or procedures before they will reimburse healthcare providers who use the products or therapies. Even though a new product may have been cleared for commercial distribution by the FDA, we may find limited demand for our product unless reimbursement approval can be obtained and/or maintained from governmental and private third-party payors.

In addition to uncertainties surrounding coverage policies, there are periodic changes to reimbursement levels. Third-party payors regularly update reimbursement amounts and also from time to time revise the methodologies used to determine reimbursement amounts. This includes routine updates to payments to physicians, hospitals and ambulatory surgery centers for procedures during which our products are used. These updates, which could include lower reimbursement rates for procedures in which our products are used, could directly impact the demand for our products.

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

Data Privacy and Security Laws

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including HIPAA, and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act ("CCPA"), the Colorado Privacy Act ("CPA"), other state laws similar to the CCPA or CPA, and the General Data Protection Regulation ("GDPR"), govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

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

Human Capital

As of December 31, 2023, we had 214 full-time employees. Our highly qualified and experienced team includes scientists, physicians and professionals across sales, marketing, regulatory, finance and other important functions that are critical to our success. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. None of our employees are represented by a labor union or are a party to a collective bargaining agreement and we believe that we have good relations with our employees.

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

Diversity, Equity, Inclusion, and Belonging. We believe diversity of thought, values, individual characteristics, beliefs and backgrounds is critical to our overall success. We are an equal opportunity employer and believe that diverse and differentiated views contribute to make us a better organization where every employee not only contributes to our collective success but also feels a sense of belonging. It is our conscious effort to support the advancement of women and Black, Indigenous and other people of color and promote equal opportunity for all our employees within the workplace.

Additional Information

Sight Sciences, Inc. was incorporated as a Delaware corporation on February 10, 2010. We maintain a website at www.sightsciences.com. At our Investor Relations website, investors.sightsciences.com, we make available free of charge information for investors, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC, and references to our website address are inactive textual references only.

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

Risks Related to Our Business

We are an early-stage company with a history of significant losses, we expect to incur losses in the future and we may not be able to achieve or sustain profitability, which may make it difficult to evaluate the success of our business to date and to assess the prospects for our future viability.

We have incurred annual net losses since our formation in 2010. For the years ended December 31, 2023 and 2022, we had net losses of $55.5 million and $86.2 million, respectively. As of December 31, 2023, we had an accumulated a deficit of $294.8 million. To date, we have financed our operations primarily through equity and debt financings and from sales of our products. The losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our products, costs related to our sales and marketing efforts, general research and development expenses, including costs related to clinical trials and regulatory initiatives to obtain marketing clearance, and infrastructure improvements. In addition, as a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company.

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

We began selling VISCO360 and TRAB360, commercial predicate devices to OMNI, in 2015, TearCare in 2019 and SION in the second half of 2022, and therefore do not have a long history operating as a commercial company. Currently, we are highly dependent on the success of OMNI and SION, which comprise our current commercial Surgical Glaucoma products, and our TearCare system, and we expect substantially all of our product revenues in at least the next 12 months to be derived from these products. We are particularly dependent on the success of OMNI, which accounted for the large majority of our total revenues for the year ended December 31, 2023, and which we believe will continue to account for the substantial majority of our revenue going forward. Because we devote substantially all of our resources to these products and rely on them as our sole source of revenue, any factors that negatively impact our products, and particularly OMNI, or result in a decrease in sales, could have a material adverse effect on our business, financial condition and results of operations.

In June 2023, five MACs published draft local coverage determinations (the “Draft LCDs”), that identified certain procedures as investigational in patients over the age of 18 for glaucoma management, including canaloplasty in combination with trabeculotomy (ab interno) which is a procedure associated with OMNI. In the fourth quarter of 2023, these Draft LCDs, as amended, were published in final form with a future effective date of January 29, 2024 and then subsequently withdrawn in late December 2023. Had these LCDs not been withdrawn, canaloplasty followed by trabeculotomy (ab interno) would have been rendered non-covered as of January 29, 2024 with respect to Medicare Part B beneficiaries in the states administered by these MACs, which would have materially and adversely impacted our business, revenues and prospects. It is possible that one or more MACs will publish new or updated LCDs or other determinations in the future that could characterize procedures associated with our products as non-covered, or as covered under more limited parameters. The publication and effectiveness of any such future determinations would adversely affect our business and results of operation.

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
•
The results of our clinical trials or investigations, including perceived inadequacy or insufficiency of evidence supporting the clinical benefits or cost-effectiveness of our products;
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

ECPs, including ophthalmologists and optometrists, have limited awareness of, and experience with, our products and brand. Our future growth and profitability largely depend on our ability to increase ECP and patient awareness of our products and on the willingness of ECPs and patients to adopt our products. ECPs may not adopt our products unless they believe they will receive appropriate compensation for such use and are able to determine, based on experience, clinical data, medical society and association recommendations and other analyses, that our products are clinically differentiated from, or otherwise preferable to, available alternatives. Even if we are able to raise awareness among ECPs, they may be slow to change their medical treatment practices and may be hesitant to select our products for a variety of reasons, including:

•
Lack of adequate, equitable third-party payor coverage or reimbursement, or changes in (or new) third-party payor coverage or reimbursement policies or determinations that are materially adverse to the Company's interest;
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
•
Competitive activities, including new product introductions and negative selling efforts from providers of alternative treatments;
•
Challenges of integrating TearCare into established ophthalmologic and optometric practices in light of ECP practice patterns and preferences, lack of awareness of our TearCare system and its capabilities, and lack of appropriate, equitable reimbursement for procedures involving our TearCare system; and
•
Perceptions regarding the time commitment and skill development that may be required to gain familiarity and proficiency with our OMNI and TearCare products.

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

We may not be able to incrementally secure or maintain adequate levels of third-party coverage and reimbursement for procedures in which our Surgical Glaucoma or Dry Eye products are used, and third parties may rescind or modify their coverage or delay payments related to these products, which will adversely affect our business, financial condition, and results of operations.

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

These third-party payors continually review new and existing technologies for possible coverage and can deny or reverse coverage for new or existing products and procedures, and there can be no assurance that third-party payor policies provide coverage, or will continue to provide coverage, for procedures in which OMNI or our other products are used. For example, CMS, MACs or commercial payors could issue coverage policies that could restrict or eliminate coverage for the patient populations eligible for treatment with our products or that are otherwise unfavorable to our business. In June 2023, for instance, five MACs issued the Draft LCDs, which proposed to establish or update Medicare coverage policies for MIGS. The Draft LCDs proposed to identify certain non-implantable MIGS procedures as investigational and not reasonable and necessary in the jurisdictions where these MACS administer Medicare Part B benefits, including but not limited to adult canaloplasty in combination with trabeculotomy ab interno, a procedure performed with OMNI and for which it is indicated. The Draft LCDs may also have categorized our SION technology as investigational and thus non-covered with respect to goniotomy procedures. The Draft LCDs, as amended, were published as “final” during the fourth quarter ended December 31, 2023 before being withdrawn in late December 2023, prior to becoming effective. The states served by these five MACs accounted for approximately 63% of our total Surgical Glaucoma revenue in 2022. Although the Draft LCDs, as amended, were withdrawn prior to becoming effective and thus did not impact the Medicare coverage policies impacting our products, these five MACs, or other MACs, may issue updated or new local coverage determinations or other coverage policies or determinations in the future that may establish a policy of Medicare non-coverage, or materially restricted coverage, for one or more of our products. Any such policies or determinations could in turn influence coverage determinations by other third-party payors. If we are not successful in reversing any proposed non-coverage policies, or if third-party payors that currently cover or reimburse procedures in which our products are used reverse or limit their coverage in the future, or if other third-party payors issue similar policies, it would have a material adverse effect on our business, financial condition, and results of operations.

We also derive revenue from sales of TearCare to ECPs and eye care clinics, which bill all or a portion of the costs and fees associated with treatments and products to patients or, on a limited basis, to third-party payors. We believe that access to adequate coverage and reimbursement for procedures in which TearCare is used by third-party payors is important to the broad acceptance and adoption of TearCare. Currently, no MACs have formal policies establishing coverage for the TearCare procedure; however, MACs from time to time may include, and we are currently aware of three MACs that have included, low payment rates for TearCare procedures in their fee schedules that, if not removed or increased to what we believe is an appropriate reimbursement level, could adversely impact our efforts to achieve reimbursement for TearCare that is sufficient to support its broad commercial growth and adoption. Further, commercial payors may from time to time make “no coverage” or similar determinations with respect to our TearCare product that could hamper our efforts to drive broad commercial adoption of TearCare. We are pursuing a comprehensive long-term market development and patient access plan for TearCare and focusing our efforts on partnering with key strategic accounts to pursue prior authorization approvals and reimbursement claims for procedures in which TearCare is used, but there is no guarantee that we will be successful. If patients are not willing to pay for procedures in which TearCare is used, or if third-party payors continue to refuse to provide coverage and reimbursement, or provide insufficient levels of coverage and reimbursement, it could have a negative impact on ECPs’ adoption of TearCare and sales of TearCare, which could adversely affect our business.

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

In the United States, the AMA generally assigns specific billing codes for procedures under a coding system known as Current Procedure Terminology, or CPT, which surgeons use to bill third-party payors and receive reimbursement. Once a permanent CPT code ("Category I CPT code") is established for a service, CMS establishes payment levels under Medicare, while other payors may establish rates and coverage rules independently. Canaloplasty followed by trabeculotomy procedures using OMNI are typically billed using the Category I CPT code 66174, which describes canaloplasty. Coding for ophthalmic surgical procedures is complex, and changes to the codes used to report services performed with our products may result in significant changes in reimbursement, which could negatively impact our revenue. For example, in 2021 the RVS Update Committee ("RUC") of the AMA reevaluated the physician work associated with CPT code 66174. As a result of this RUC review and further conversion factor reductions, CMS reduced the Medicare Physician Fee Schedule amount associated with this service from approximately $950 in 2021, to $761 in 2022, to $622 in 2023, and to $608 in 2024. Many of the factors considered by the RUC, and many of the factors evaluated by payors and other payor advisory bodies, in assessing the costs of, and payments with respect to, procedures associated with our products are not within our control. For instance, with respect to determination of hospital, ASC and physician payment associated with CPT code 66174, evaluation of procedure costs may include the costs of competitive products that are priced well below our products, and may also reflect reduced physician work with respect to procedures that are less comprehensive than the procedures performed with OMNI. This, in turn, may adversely affect our ability to obtain and maintain adequate and appropriate levels of reimbursement for the comprehensive procedure enabled by our OMNI technology, which could adversely affect our financial condition and results of operations.

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

The medical device industry is highly competitive, subject to rapid change and significantly affected by the introduction of new products and technologies and the other activities of industry participants. We compete, or plan to compete, with medical device and pharmaceutical companies that develop and commercialize products for eye conditions, including Glaukos, AbbVie/Allergan, Novartis, Alcon, Johnson & Johnson, Nova Eye Medical, and New World Medical. These companies, or other entrants into the market, may have or develop competing technologies, other products that are in or that enter clinical trials, new devices or additional indications for existing devices that could demonstrate better safety, effectiveness, clinical results, lower costs or greater ECP and market acceptance than our products. For example, despite what we believe to be the strong safety profile of our products for their intended uses, patients may experience adverse events following canaloplasty or trabeculotomy with OMNI, including, but not limited to, hyphema, mild anterior chamber inflammation and spikes in intraocular pressure. Similarly, patients may experience adverse events following use of the SION surgical instrument, including anterior chamber shallowing and prolonged, or persistent intraocular inflammation, or application of localized heat with TearCare, including discomfort, pain or erythema of the eyelids. Any failure to meet customer and patient expectations and any resulting negative perceptions or publicity could harm our reputation and future sales and therefore adversely affect our business, financial condition and results of operations.

We compete, or may compete in the future, against other companies which have longer, more established operating histories and significantly greater financial, technical, marketing, sales, distribution and other resources, which may prevent us from achieving significant market penetration or improved operating results. These companies may enjoy several competitive advantages, including:

•
Established treatment patterns pursuant to which prescription medications, traditional glaucoma surgery or more conventional MIGS procedures are generally first-line therapies for the treatment of glaucoma and eye drops or warm-compresses are first-line therapies for the treatment of MGD;
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

One of the major hurdles to adoption of our products will be overcoming established treatment patterns, which will require educating ECPs and supportive clinical data. However, because of the size of the market opportunity for devices used in procedures to address MIGS and MGD, we believe current and potential future competitors will dedicate significant resources to aggressively promote their products or develop new products or treatments, such as Glaukos’ iStent® technologies, iPRIME™ Viscodelivery System, and iDose® TR intraocular implant. Further, new treatment options may be developed that could compete more effectively with our products due to the prevalence of glaucoma and MGD, and the research and technological progress that exist within the market. Also, even if competitor products do not have indications for use or clinical data that are comparable to ours, ECPs can still choose these competitor products for a variety of reasons, including those set forth above. For instance, competitors may seek to bundle their products in a manner that is attractive to ECPs, which may result in decreased use or adoption of our products by ECPs, notwithstanding that our products may offer superior efficacy.

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

Our business strategy depends on our ability to manufacture our current and future products in sufficient quantities and on a timely basis to meet customer demand, while adhering to product quality standards, complying with regulatory quality system requirements and managing manufacturing costs. We do not have any internal manufacturing capabilities or infrastructure and rely on a limited number of third-party manufacturers, many of which are single source suppliers, for a portion of the components, accessories, materials and assembly that we utilize in our products. These items are critical and, for certain items, there are relatively few or no readily available alternative sources of supply. These single source suppliers may be unwilling or unable to supply these items reliably and at the levels we anticipate or that are required by the market. For example, our OMNI and SION products, and certain of our TearCare system components, are primarily produced and assembled by a single Taiwan-based manufacturer in China, though we have also contracted with a U.S.-based manufacturer to produce and assemble OMNI products. We also have supply arrangements with other suppliers for the production of certain TearCare system components. For our business strategy to be successful, our suppliers must be able to provide us with products in sufficient quantities, in compliance with regulatory requirements, including the FDA’s QSR or other applicable laws or regulations enforced by the FDA, state and foreign regulatory authorities, in accordance with agreed-upon specifications, at acceptable costs and on a timely basis.

While our suppliers have generally met our demand requirements on a timely basis in the past, their ability and willingness to continue to do so going forward may be limited for several reasons, including financial difficulties, damage to their manufacturing equipment or facilities, inability to obtain components, problems with their own suppliers, our relative importance as a customer to each manufacturer, or geopolitical or trade tensions between China and Taiwan or China and the United States. If we are unable to meet our demand requirements on a timely basis, we may not have a sufficient number of our products available for delivery to support ECPs that utilize our products as part of their treatment. For instance, if our supply of OMNI products from our manufacturer in China was interrupted or suspended for any significant period, we may be unable to meet customer demand for our OMNI products during that time. Any shortfall in the supply of products may result in lower adoption and usage rates of our products and have a material adverse effect on our business, financial condition and results of operations.

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

We are also subject to numerous other risks relating to our reliance on third parties, including potential quality issues at our suppliers' manufacturing facilities with respect to our products, and our potential inability to renew or extend contracts and arrangements with such third parties or renew any such contracts or arrangements on terms that are favorable to us, and price fluctuations due to a lack of long-term supply agreements with certain of our suppliers. These risks are likely to be exacerbated by our limited experience with our current products and manufacturing processes. As demand for our products increases, we will have to invest additional resources to manage the manufacturing process. If we fail to secure increased production capacity efficiently, we may not be able to fill customer orders on a timely basis, our sales may not increase in line with our expectations and our operating margins could fluctuate or decline. In addition, the manufacture of future products may require modification of the current production processes or unique production processes, the identification of new suppliers for specific components, sub-assemblies and materials or the development of new manufacturing technologies. It may not be possible for our current third-party manufacturers to produce these products at a cost or in quantities sufficient to make these products commercially viable or to maintain current operating margins, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

In the EEA Union, a single regulatory approval process exists, and conformity with its requirements is required to affix a CE mark to our medical devices, without which they cannot be marketed or sold in the EEA. We originally received CE marking for OMNI in 2017. To obtain a CE mark, defined products must meet minimum standards of performance, safety, and quality, and then, according to their classification, undergo a conformity assessment procedure. Except for low risk medical devices, a conformity assessment procedure requires the intervention of a third-party organization designated by the competent authorities of an EEA country, known as a Notified Body. The competent authorities of the EU countries separately regulate the clinical research for medical devices and the market surveillance of products once they are placed on the market. A revised regulation, the EU MDR was published by the EU in 2017 and became effective on May 26, 2021. Medical devices marketed in the EEA require certification according to these requirements. The EU MDR includes significant additional premarket and post-market requirements, and manufacturers of medical devices are required by the EU MDR to collect post-marketing clinical data in relation to their CE marked medical devices. Post-market surveillance includes the conduct of post-market clinical follow-up studies permitting manufacturers to gather information concerning quality, safety or performance of medical devices after they have been placed on the market in the EU. All information collected as part of the post-market surveillance process must be reviewed, investigated and analyzed on a regular basis in order to determine whether trending conclusions can be made concerning the safety or performance of the medical device and decisions must be taken in relation to the continued marketing of medical devices currently on the market. We expect to incur ongoing costs to comply with these post-market clinical obligations in EU markets for so long as we continue to market and sell products in those markets, as well as in the EEA markets.

We are conducting and intend to continue conducting additional clinical trials, including clinical trials to increase clinical evidence for OMNI and develop TearCare for expanded indications. In addition, our competitors and other third parties may conduct clinical trials of our products without our participation. If future patient studies or clinical testing do not support our belief that our products are advantageous for their intended uses, market acceptance of our products could fail to increase or could decrease and our business could be harmed. Moreover, if future results and experience by us, our competitors or other third parties, indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to mandatory or voluntary product recalls, suspension or withdrawal of FDA, European Commission or other governmental clearance or approval or certifications, significant legal liability or harm to our business reputation, which could have a material adverse effect on our business, financial condition and results of operations.

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

We currently market our OMNI device for use in the U.S. and select European geographies for canaloplasty followed by trabeculotomy to reduce intraocular pressure in adult patients with POAG. POAG is the most prevalent form of glaucoma and affects approximately 4.5 million people in the United States and almost 70 million people worldwide. We currently market our SION device in the United States for use in ophthalmic surgical procedures to excise trabecular meshwork.

We currently market TearCare in the United States for the application of localized heat therapy in adult patients with evaporative DED due to MGD, when used in conjunction with manual expression of the meibomian glands. There are an estimated 777 million people globally and 39 million people in the U.S. who suffer from DED. DED is the most common reason for a patient visit to an eye doctor, yet of the estimated 39 million people with DED in the U.S., only approximately

17.8 million have been diagnosed with DED. Studies have shown that evaporative DED resulting from MGD is associated with up to 86% of all DED cases.

The total addressable markets for our products are subject to change and may be limited by various factors, including FDA or other regulatory restrictions or more narrowly defined indications, ECP practice preferences, and governmental and private payor reimbursement practices, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

While we seek to maintain sufficient levels of inventory in order to protect ourselves from supply interruptions, we keep limited components, sub-assemblies, materials and finished products on hand. To ensure adequate inventory supply and manage our operations with our third-party suppliers, we forecast anticipated materials requirements and demand for our products in order to predict inventory needs and then place orders with our suppliers based on these predictions. Our ability to accurately forecast demand for our products could be negatively affected by many factors, including our limited historical commercial experience, rapid growth, material changes in product reimbursement, failure to accurately manage our expansion strategy, product introductions by competitors, an increase or decrease in customer demand for our products, our failure to accurately forecast customer acceptance and adoption of new products, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions or consumer confidence in future economic conditions.

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

Our long-term growth depends on our ability to enhance our products, maintain appropriate product reimbursement, expand our indications and develop and commercialize additional products in a timely manner. If we fail to identify, acquire and develop other products, we may be unable to grow our business.

The markets for our products are highly competitive, dynamic, and marked by rapid and substantial technological development and product innovation. New entrants or existing competitors could attempt to develop products that compete directly with ours. Demand for our products and future related products could be diminished by equivalent or superior products and technologies offered by competitors or by material changes in reimbursement affecting our products. If we are unable to innovate successfully, our products could become obsolete and our revenue would decline as our customers purchase our competitors’ products. Developing and improving products is expensive and time-consuming and could divert management’s attention away from our existing products. The success of any new product offering or product enhancements to our solutions will depend on several factors, including our ability to:

•
Maintain strong relationships with ECPs;
•
Assemble sufficient resources to acquire or discover additional products;
•
Properly identify and anticipate physician and patient needs;
•
Develop and introduce new products and product enhancements in a timely manner;
•
Receive adequate and equitable coding, coverage and reimbursement for procedures performed with our products;
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

In October 2023, we initiated a strategic realignment of our operations, including approximately a 10% reduction in our workforce, which was intended to reduce operating expenses, improve cost efficiencies, and further extend our cash runway. However, these initiatives may not result in the anticipated benefits, and may result in unexpected difficulties or costs.

In addition, we may fail to accurately estimate the level of cost savings and improvements to our cost structure associated with our initiatives, in which case our future operating results may be worse than expected. Further, our workforce reduction may be disruptive to our business and have unanticipated consequences, such as attrition beyond planned staff reductions, reduced employee morale, and decreased operational capabilities primarily within our Dry Eye business. Our workforce reductions could also harm our ability to attract and retain qualified personnel, which could adversely affect our business and results of operation. Our strategic initiatives may also have a negative effect on our existing relationships within our Dry Eye business segment, including with respect to business partners, customers, and other constituents. For example, we amended or terminated our contractual relationships with certain partners, which may harm our long-term business relationships with these partners and result in unexpected costs.

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

Our success depends largely on the continued services of key members of our executive management team and others in key management positions. For example, the services of Paul Badawi, our Chief Executive Officer, David Badawi, our Chief Technology Officer, and Alison Bauerlein, our Chief Financial Officer, are essential to driving innovation and adoption of our products, executing on our corporate strategy and ensuring the continued operations and integrity of financial reporting within our company. In addition, the services of our commercial leadership and sales professionals are critical to driving the growth in sales of our products. Any of our employees may terminate their employment with us at any time. We currently maintain a key person life insurance policy on Paul Badawi and David Badawi. If we lose one or more key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategy, which in turn would negatively affect our business.

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

Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Our operations have been financed primarily by net proceeds from the sale of our convertible preferred stock in private placements and sale of our common stock in our initial public offering, revenue from sales of our products and secured indebtedness. As of December 31, 2023, we had $138.1 million in cash and cash equivalents, and an accumulated deficit of $294.8 million. Based on our current planned operations, we expect that our cash and cash equivalents and additional borrowings available under our credit facility (subject to satisfaction of certain conditions precedent) will enable us to fund our operations for at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, including, without limitation, our assumption that procedures in which our OMNI technology is used will continue to be adequately reimbursed, and we could utilize our available capital resources sooner than we expect.

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

In January 2024, we entered into a Loan and Security Agreement (the “Hercules Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) and certain affiliates of Hercules (collectively with Hercules, the “Lenders”), which provides for a senior secured term loan facility in the aggregate principal amount of up to $65.0 million (the “Term Loan”). An initial tranche of $35.0 million was funded under the Hercules Loan Agreement, and up to an additional $30 million of additional borrowings are potentially available, subject to satisfaction of certain milestones, consents and other conditions precedent. There is no guarantee that we will meet these conditions precedent to borrowing additional amounts under the Hercules Loan Agreement. The Term Loan accrues interest at a floating annual rate based on the greater of (i) 10.35% or (ii) the Wall Street Journal prime rate plus 2.35%. Accrued interest on the Term Loan is payable monthly in arrears. Upon an event of default under the Hercules Loan Agreement, the interest rate will automatically increase by an additional 3.0% per annum. As of December 31, 2023 we had an aggregate of approximately $35 million in principal borrowings outstanding under our prior secured credit facility (the “Prior Facility”) with MidCap Financial Trust and certain of its affiliates, which borrowings we paid off in full as a condition precedent to entry into the Hercules Loan Agreement. Our interest payments under the Prior Facility and under the Loan Agreement have diverted and will continue to divert resources from our operations and other activities. We incurred an aggregate interest expense of $5.4 million and $4.5 million in the years ended December 31, 2023 and 2022, respectively.

Our obligations under the Hercules Loan Agreement are collateralized by a security interest in substantially all of our assets. The Hercules Loan Agreement contains customary representations and warranties, affirmative covenants, negative covenants, financial covenants, events of default and other provisions and conditions. The affirmative covenants, among over things, require us to undertake various reporting and notice requirements and an obligation to maintain and enforce certain rights, approvals and assets. The negative covenants restrict our ability to, among other things and subject to certain exceptions contained in the Hercules Loan Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers and acquisitions; change our business activities; and make investments or restricted payments, in each case subject to customary exceptions. The negative covenants also restrict our ability to change our fiscal year, repay certain indebtedness, engage in certain affiliate transactions, or enter into, amend or terminate any other agreements that has the impact of restricting our ability to make loan repayments under the Hercules Loan Agreement. In addition, we are subject to certain financial covenants under the Loan Agreement pertaining to minimum cash and minimum revenue thresholds. The covenants related to the Loan Agreement, as well as any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to draw down further amounts under our Hercules Loan Agreement is contingent upon us meeting certain conditions precedent. Any failure to meet these conditions could prevent us from accessing non-dilutive capital under the Hercules Loan Agreement if needed, which could require us to seek additional funding from other sources, which additional capital may not be available or may only be available on terms less favorable than those that would otherwise be available under the agreement.

While we believe that we have not previously breached and are not currently in breach of these or any other covenants contained in the Hercules Loan Agreement, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the Hercules Loan Agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the agreement to become immediately due and payable and terminate commitments to extend further credit and foreclose on the collateral granted to it to collateralize such indebtedness. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, our assets could be foreclosed upon and we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

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

We have no current commitments with respect to any acquisition or investment. Under the Hercules Loan Agreement, we are restricted in our ability to pursue certain mergers, acquisitions, amalgamations or consolidations that we may believe to be in our best interest. We do not know if we will be able to identify acquisitions we deem suitable, whether we will be able to successfully complete any such acquisitions on favorable terms or at all, or whether we will be able to successfully integrate any acquired business, product, or technology into our business or retain any key personnel, suppliers, or distributors. Our ability to successfully grow through acquisitions depends upon our ability to identify, negotiate, complete, and integrate suitable target businesses and to obtain any necessary financing. These efforts could be expensive and time consuming, and may disrupt our ongoing business and prevent management from focusing on our operations. If we are unable to successfully integrate any acquired businesses, products, or technologies effectively, our business, results of operations, and financial condition will be materially adversely affected.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or our customer’s patients, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we may become exposed to, or collect and store, sensitive data, including procedure-based information and legally-protected health information, credit card, and other financial information, insurance information, and other potentially personally identifiable information. We also store sensitive intellectual property and other proprietary business information. We take measures to implement and update policies and procedures designed to ensure compliance with applicable data security and privacy-related laws and regulations and protect sensitive information from unauthorized access or disclosure. However, our information technology ("IT"), and infrastructure, and that of our third-party billing and collections provider and other technology partners and providers, may be vulnerable to cyber-attacks by hackers or viruses or breaches due to employee error, malfeasance or other disruptions. We rely extensively on IT systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third parties or their vendors, to assist in conducting our business. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact operations.

The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our or our third-party providers’ systems, portable media or storage devices. For example, companies continue to experience increases in phishing and social engineering attacks from third parties. We could also experience a business interruption, theft of confidential information or reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. Although the aggregate impact on our operations and financial condition has not been material to date, we have been the target of events of this nature and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. We are investing in protections and monitoring practices of our data and IT to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. There can be no assurance, however, that our efforts will prevent breakdowns or breaches to our or our third-party providers’ databases or systems, and such breakdowns or breaches could adversely affect our business, financial condition and reputation. We also have partially mitigated these risks by purchasing cybersecurity insurance. However, such insurance will not necessarily cover all costs and impacts related to these risks.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under current law, federal net operating losses (“NOLs”) incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. As of December 31, 2023, we had accumulated federal and state NOL carryforwards of approximately $235.5 million, and $201.6 million, respectively. Of the total federal NOL carryforwards, approximately $220.7 million were generated after January 1, 2018, and therefore do not expire under current law but can only be utilized to offset 80% of future taxable income. The remaining federal NOL carryforwards of $14.8 million will begin to expire in 2031, and state tax loss carryforwards continue to expire.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change in its equity ownership value over a three-year period, the corporation’s ability to use its pre-change NOL and research credit carryforwards may be subject to substantial limitations, which could cause U.S. federal income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause NOL carryforwards to expire unused. We believe we experienced at least one ownership change that significantly reduced our ability to utilize our pre-2018 NOL and research credit carryforwards before they expire. Additionally, future ownership changes under Section 382 may also limit our ability to fully utilize any remaining tax benefits.

Uncertainties in the interpretation and application of existing, new and proposed tax laws and regulations could materially affect our tax obligations and effective tax rate.

The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws or regulations proposed or implemented by the current or a future U.S. presidential administration, Congress, or taxing authorities in other jurisdictions, including jurisdictions outside of the United States, could materially affect our tax obligations and effective tax rate. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations, and cash flows.

The amount of taxes we pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, tax rates, new or revised tax laws, or interpretations of tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency. Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.

Effective January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenses for tax purposes in the year incurred and requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. Although there have been legislative proposals to repeal or defer the capitalization requirement to later years, there can be no assurance that the provision will be repealed or otherwise modified. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation.

Our tax obligations and effective tax rate in the jurisdictions in which we conduct business could increase, including as a result of the base erosion and profit shifting (“BEPS”) project that is being led by the Organization for Economic Co-operation and Development (“OECD”), and other initiatives led by the OECD or the European Commission. For example, the OECD is leading work on proposals, commonly referred to as “BEPS 2.0,” which, if and to the extent implemented, would make important changes to the international tax system. These proposals are based on two “pillars,” involving the reallocation of taxing rights in respect of certain multinational enterprises above a fixed profit margin to the jurisdictions in which they carry on business (subject to certain revenue threshold rules which we do not currently meet but may meet in the future) (referred to as “Pillar One”) and imposing a minimum effective corporate tax rate on certain multinational enterprises (referred to as “Pillar Two”). A number of countries in which we conduct business, including through our European subsidiaries, have enacted with effect from January 1, 2024, or are in the process of enacting, core elements of the Pillar Two rules. Based on our current understanding of the minimum revenue thresholds contained in the Pillar Two proposal, we do not expect to fall within the scope of its rules in the short-to-medium term. We continue to monitor developments and evaluate the potential impacts and applicability of these new rules on our business.

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

Outbreaks of infectious diseases could divert medical resources and priorities towards the treatment of that disease. An outbreak of an infectious disease could also negatively affect the decision by ECPs to perform (and by patients to undergo) elective surgery or office-based procedures, which could decrease demand for procedures using our products and cause other disruptions to our business. Business disruptions could include disruptions or restrictions on our ability to travel or to distribute our products, government orders suspending the performance of elective surgical procedures, inability of our customers to meet their financial commitments due to strain on the healthcare system, as well as temporary closures of our facilities or the facilities of our suppliers and their contract manufacturers, and a reduction in the business hours of ambulatory surgery centers and optometrists’ offices. Any disruption of our suppliers and their contract manufacturers or our customers would likely impact our sales and operating results. In addition, a significant outbreak of an infectious disease in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products. Any of these events could negatively impact the number of procedures using our implants that are performed and have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

For example, in Europe, a new unitary patent system took effect June 1, 2023, which significantly impacts European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court ("UPC"). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

On September 16, 2021, we filed suit in the U.S. District Court for the District of Delaware (C.A. No. 1:21-cv-01317) alleging that Ivantis, Inc. directly or indirectly infringes U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 previously issued to us by making, using, selling, and offering for sale the Hydrus® Microstent. On August 1, 2022, we filed an amended complaint adding Alcon Inc., Alcon Vision LLC, and Alcon Research, LLC as defendants and alleging that all defendants also directly or indirectly infringe U.S. Patent No. 11,389,328. Defendants filed counterclaims seeking declaratory judgments that the patents-in-suit are invalid or not infringed upon. A five-day jury trial is scheduled to commence in the first half of April 2024. Ivantis and Alcon filed petitions with the USPTO seeking inter partes review of U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 (IPR2022-01529, IPR2022-01530, IPR2022-01533, IPR2022-01540), each of which the U.S. Patent Office denied for raising prior art references and invalidity arguments that were cumulative of those previously considered by the Office. We are presently unable to predict the outcome of this lawsuit, or to reasonably estimate the potential financial impact of the lawsuit, which exposes us to the intellectual property litigation risk factors described herein.

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

In the U.S., we have obtained clearance from the FDA of OMNI and TearCare through the 510(k) clearance process and SION is registered with the FDA as a Class I 510(k) exempt device. Any further modification to these products or their intended uses may require us to submit new regulatory filings, including new 510(k) premarket notifications to obtain clearance, or PMA submissions to obtain FDA approval prior to implementing the change. Specifically, any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, approval of a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications or PMA applications for modifications to our products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. Both the PMA approval and the 510(k) clearance process can be expensive, lengthy and uncertain. The 510(k) clearance process usually takes from three to 12 months, whereas the process of obtaining a PMA generally takes from one to three years, or even longer, from the time the application is submitted to the FDA. Despite the time, effort and cost, a device may not be approved or cleared by the FDA. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business. Further, regulatory enforcement or inquiries, or other increased scrutiny on us, could dissuade some customers from using our products and adversely affect our reputation and the perceived safety or efficacy of our products. In addition, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the device, which may limit the market for the device.

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

Subject to the transitional provisions and in order to sell our products in EU member states, our products must comply with the general safety and performance requirements of the EU MDR, which repeals and replaces the Medical Devices Directive. Compliance with these requirements is a prerequisite to be able to affix the European Conformity, or CE, mark to our products, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the EU MDR including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and – where applicable – other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. A conformity assessment procedure generally requires the intervention of a notified body. The notified body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. If we fail to comply with applicable laws and regulations, we would be unable to affix the CE mark to our products, which would prevent us from selling them within the EU.

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

On December 5, 2023, the Company received approval of the OMNI Surgical System family of products under the EU Medical Device Regulation ("EU MDR"), fulfilling these requirements. As a result of the transition towards the new regime, notified body review times have lengthened, and obtaining re-certification of our products, seeking product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business in the EU.

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

Even though we have obtained clearance from the FDA for OMNI and TearCare and registration for SION in the U.S. and certifications for OMNI in the EU, we are subject to ongoing and pervasive regulatory requirements governing, among other things, the manufacture, marketing, advertising, medical device reporting, sale, promotion, import, export, registration, and listing of devices. For example, we must submit periodic reports to the FDA as a condition of 510(k) clearance. These reports include information about failures and certain adverse events associated with the device after its clearance. Failure to submit such reports, or failure to submit the reports in a timely manner, could result in enforcement action by the FDA. Following its review of the periodic reports, the FDA might ask for additional information or initiate further investigation. In addition, we must maintain an active registration of our facilities and listing of our products in order to legally market them in the United States. If the FDA were to disagree with our product listing or otherwise take issue with our registration and listing compliance, it could result in delisting of our products or other enforcement action resulting in potential inability to market our products. For example, in October 2020, the FDA communicated to us that the previous version of our TearCare System may not have been eligible for an exemption from 510(k) clearance. In response to that communication, among other things, we submitted a 510(k) premarket notification seeking clearance for TearCare in November 2020. The FDA requested several safety tests and modifications to this submission which we believe would have required additional time to complete beyond the designated review process. We voluntarily withdrew this submission in May 2021 to allow us to comply with the FDA’s requests in a comprehensive manner. We completed the additional testing and modifications requested by the FDA and received 510(k) clearance of TearCare for an expanded indication for use in December 2021. In February 2022, we received further communications from the FDA regarding the appropriateness of the marketing and distribution of our legacy TearCare Systems as a 510(k)-exempt device without premarket notification to and authorization from the FDA. We conducted a voluntary recall of our legacy TearCare system because the FDA informed us that the legacy system’s advanced technology made it ineligible for an exemption from 510(k) clearance. Further, this voluntary recall did not involve the new version of the TearCare system, which has received premarket clearance from the FDA and will remain on the market. We provided notice to the FDA in the fourth quarter of 2022 that we had completed all activities associated with the recall and had closed our files.

The regulations to which we are subject are complex and have become more stringent over time. Regulatory changes could result in restrictions on our ability to continue or expand our operations, higher than anticipated costs, or lower than anticipated sales. Even after we have obtained the proper regulatory clearance to market a device, we have ongoing responsibilities under FDA regulations and applicable foreign laws and regulations. The FDA, state and foreign regulatory authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory authorities, which may include any of the following sanctions or consequences:

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

•
Withdrawals or suspensions of 510(k) clearances or certifications or Class I registrations, or requirements for new 510(k) or PMA clearances, certifications, or approvals, resulting in prohibitions on sales of our products pending such further clearance or certification;
•
FDA refusal to issue certificates to foreign governments needed to export products for sale in other countries; and
•
Criminal prosecution.

Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and have a material adverse effect on our reputation, business, financial condition and results of operations. In addition, the FDA and foreign regulatory authorities may change their clearance or certification policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay clearance, approval, or certification of our future products under development or impact our ability to modify our currently cleared or certified products on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain new clearances, approvals, or certifications, increase the costs of compliance or restrict our ability to maintain our clearances and certifications of our current products.

A recall or suspension of our products, or the discovery of serious safety issues with our products, could have a significant negative impact on us.

The methods used in, and the facilities used for, the manufacture of our products must comply with the FDA’s QSR and, subject to transitional provisions, the EU MDR, both of which are complex regulatory schemes that cover the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing and shipping of medical devices. Furthermore, we are required to maintain, and to verify that our suppliers maintain, facilities, procedures and operations that comply with our quality standards and applicable regulatory requirements. Our products are also subject to similar state regulations, various laws and regulations of foreign countries governing manufacturing and a requirement for adherence to industry standards of the International Standards Organization ("ISO") in connection with our medical device operations outside of the United States. Failure by us or one of our third-party suppliers to comply with applicable FDA or foreign requirements or later discovery of previously unknown problems with our products or manufacturing processes could result in, among other things civil penalties, suspension or withdrawal of clearances, seizures or recalls of our products, total or partial suspension of production or distribution, refusal to grant pending or future clearances, approvals, or certifications for our products, clinical holds, refusal to permit the import or export of our products, and criminal prosecution. Furthermore, regulatory authorities have broad discretion to require the recall or suspension of a product or to require that manufacturers alert customers of safety risks. A government-mandated or voluntary recall or suspension by us, one of our distributors or any of our third-party suppliers could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls, suspensions or other notices relating to any products that we distribute would divert managerial and financial resources, and have an adverse effect on our reputation, financial condition and operating results.

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

To enforce compliance with the healthcare regulatory laws, certain enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may have to agree to additional compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business, financial condition and results of operations. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to.

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

In the conduct of our business, we may at times process personal information, including health-related personal information. The U.S. federal government and various states and regulatory agencies, including the FDA, have adopted or proposed laws, regulations, guidelines and rules for the collection, distribution, use and storage of personal information of individuals. These laws include HIPAA and related regulations, as well as the CCPA, CPA, and similar state laws. In addition, certain state and non-U.S. laws, such as GDPR, govern the privacy and security of personal (including health) data in certain circumstances, some of which are more stringent than U.S. federal law and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation.

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
•
Changes in reimbursement coverage by current or potential payors, including new or updated local or national coverage determinations by one or more MACs;
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
•
Announcements related to patents issued to us or our competitors and related litigation; and
•
Developments in our industry.

In recent years the stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies. Broad market and industry factors may significantly affect the market price of our common stock, regardless of our actual operating performance. In addition, notwithstanding their subsequent withdrawal in late December 2023, the publication of the Draft LCDs, as amended, by five of the seven MACs in June 2023, which would have rendered canaloplasty followed by trabeculotomy (ab interno), a procedure associated with our OMNI technology, investigational and thus non-covered in these MAC jurisdictions, adversely affected our business and prospects and resulted in a substantial decline in the market price of our common stock. Although the LCDs were withdrawn before becoming effective, we believe that ongoing uncertainty among investors and other stakeholders regarding the coverage and reimbursement environment for procedures in which our products are used continues to adversely affect our business and stock price. If new or updated LCDs, national coverage determinations, or other material coverage updates or determinations are published that could or would adversely affect coverage for procedures involving our OMNI technology, our business and prospects would be further adversely affected and our financial condition and results of operation could suffer.

In addition, in the past, stockholders have instituted securities class action litigation against issuers following periods of stock price volatility. After we announced in September 2023 a reduction in our full-year 2023 revenue guidance, several plaintiff’s class action firms announced the commencement of investigations pertaining to our compliance with securities laws. We cannot predict whether any of these investigations will ultimately result in litigation. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and harm our business, results of operations, financial condition and reputation. These factors may materially and adversely affect the market price of our common stock.

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

While we have remediated this material weakness as of December 31, 2023, we cannot assure you that these or other measures will prevent future material weaknesses from occurring. As part of our remediation of the material weakness identified above, we have hired additional accounting employees with specific technical accounting and financial reporting experience necessary for a public company. We will continue to assess the adequacy of our accounting personnel and resources, and will add additional personnel, as well as adjust our resources, as necessary, commensurate with any increase in the size and complexity of our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We recognize the critical importance of protecting our information technology ("IT") systems and the data of our employees, customers, and partners. We have an enterprise-wide cybersecurity program designed to identify, detect, investigate, protect, and respond to cybersecurity risks.

The Nominating and Corporate Governance Committee of the Board of Directors oversees our cybersecurity programs and cybersecurity team, which are led by our Vice President of Information Technology. At least semi-annual reviews are presented by the Vice President of Information Technology to the Nominating and Corporate Governance Committee demonstrating the cybersecurity practices and controls, mitigation activities, current threat levels, emerging cybersecurity threats, training initiatives, breaches, and results from any penetration testing. In addition, cybersecurity risk management is part of the enterprise risk management program and is reviewed by the Audit Committee at least annually.

We have developed an information security policy ensuring that our cybersecurity objectives are established and compatible with our strategic direction. The goal of this policy is to protect our informational assets against reasonably foreseeable internal, external, and accidental threats. Identifying and assessing cybersecurity risk is integrated into our overall risk management processes. Cybersecurity risks related to our business, operations, privacy, and compliance are identified and managed through third party assessments, internal IT audits, governance, risk and compliance reviews.

Our policies and approach to cybersecurity include several key elements:

•
Continuous Monitoring and Defense: We work to protect our environments and products from threats through multi-layered defenses. We utilize data analytics to detect anomalies and search for cyber threats. Our Security Operations Center provides comprehensive, around the clock, cyber threat detection and response capabilities.
•
Third-Party Software Risk Assessment: We complete security audits on all third-party platforms prior to selection.
•
Incident Response Plan: Our Incident Response Plan includes the investigation steps and notifications required on all actual and suspected information security incidences
•
Cybersecurity Training Programs: Our training program is multi-faceted and focused on awareness of new techniques that threat actors utilize both in the corporate environment, as well as their personal lives. Employees undergo regular training on information security best practices, including interactive training to confirm understanding and test employee skills.
•
Compliance Policy: Mandatory compliance with all cybersecurity programs, including applicable legislative and regulatory requirements.
•
Third-Party Cybersecurity Plan Assessment: We regularly engage with cybersecurity professionals in reviewing our cybersecurity plan.

Item 2. Properties.

Our corporate headquarters are located in Menlo Park, California, where we lease approximately 11,000 square feet of office, research and development, engineering and laboratory space pursuant to a lease that commenced on August 1, 2021, which expires October 31, 2026. We also lease approximately 2,000 square feet of office space, which is primarily used by our commercial team, in Southlake, Texas, pursuant to a lease that commenced on April 30, 2019 and expires on May 15, 2024. We believe that our existing facilities are adequate to meet our business requirements in the near-term, and that additional space will be available on commercially reasonable terms, if required.

Item 3. Legal Proceedings.

On September 16, 2021, we filed suit in the U.S. District Court for the District of Delaware (C.A. No. 1:21-cv-01317) alleging that Ivantis, Inc. directly or indirectly infringes U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 by making, using, selling, and offering for sale the Hydrus® Microstent. Our complaint seeks money damages and injunctive relief. On August 1, 2022, we filed an amended complaint adding Alcon Inc., Alcon Vision LLC, and Alcon

Research, LLC as defendants and alleging that all defendants also directly or indirectly infringe U.S. Patent No. 11,389,328. A five-day jury trial is scheduled to commence during the first half of April 2024. Ivantis and Alcon filed petitions with the USPTO seeking inter partes review of U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 (IPR2022-01529, IPR2022-01530, IPR2022-01533, IPR2022-01540), each of which the U.S. Patent Office denied for raising prior art references and invalidity arguments that were cumulative of those previously considered by the Office. We are presently unable to predict the outcome of this lawsuit, or to reasonably estimate the potential financial impact of the lawsuit on the Company, if any.

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

Holders of Record

As of March 5, 2024, there were approximately 10 holders of record of our common stock. The actual number of stockholders is greater than this number of holders of record and includes stockholders who are beneficial owners but whose shares are held in the street name by brokers and other nominees.

Use of Proceeds

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

Recent Sales of Unregistered Securities from Registered Securities

There were no sales of unregistered equity securities during the fiscal year ended December 31, 2023 that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

In January 2024, we entered into the Hercules Loan Agreement with the Lenders. At the closing of the transactions contemplated by the Agreement, we issued warrants to Lenders exercisable for an aggregate of 135,686 shares of our common stock at an exercise price of $5.159 per share. Each warrant is exercisable for a period of seven years from the date of issuance and is tradeable in accordance with the provisions of Rule 144 of the Securities Act.

Issuer Repurchases of Equity Securities

None.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the information presented in our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations, and beliefs that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by these forward-looking statements. Please also see the section of this Annual Report on Form 10-K titled “Special Note Regarding Forward-Looking Statements.”

Overview

Sight Sciences’ mission is to develop transformative, interventional technologies that allow eyecare providers to procedurally elevate the standards of care – empowering people to keep seeing. We are passionate about improving patients’ lives by helping them preserve their sight. Our objective is to develop and market products for use in new treatment paradigms and to create an interventional mindset in eyecare whereby our products may be used in procedures which supplant conventional outdated approaches. Our business philosophy is grounded in the following principles:

•
comprehensively understanding disease physiology;
•
developing products that are intended to preserve, protect, and restore natural physiological functionality to diseased eyes;
•
developing and marketing products with proven clinical evidence that achieve superior effectiveness versus current treatment paradigms while minimizing complications or side effects;
•
providing intuitive, patient-friendly, interventional solutions to ophthalmologists and optometrists (together, "ECPs"); and
•
delivering compelling economic value to all stakeholders, including patients, providers and third-party payors such as Medicare and commercial insurers.

Our initial product development has focused on the treatment of two of the world’s most prevalent and underserved eye diseases, glaucoma and dry eye disease (“DED”). We have commercialized products in each of our two reportable operating segments, Surgical Glaucoma and Dry Eye. Our Surgical Glaucoma segment consists of sales of the OMNI® Surgical System ("OMNI") and the SION® Surgical Instrument ("SION"), while our Dry Eye segment includes sales of the TearCare® System ("TearCare"), and related components and accessories. Each product is primarily sold through a highly involved direct sales model that offers intensive education, training and customer service. We believe this philosophy and model not only enable us to differentiate our products and company from competitors, but also expand our addressable market by educating ECPs, patients and other stakeholders on our products and evolving treatment paradigms. Outside of the U.S., we have established direct commercial operations in the United Kingdom and Germany. We sell OMNI in several other countries through distributors.

We sell OMNI and SION to facilities where ophthalmic surgeons perform outpatient procedures, such as ambulatory service centers ("ASCs") and hospital outpatient departments ("HOPDs"), which are typically reimbursed by Medicare or private payors for procedures using our products. We sell TearCare to ECPs. Currently, there is no meaningful reimbursement coverage by Medicare or private payors for meibomian gland disease ("MGD") procedures, including TearCare, and patients typically pay out-of-pocket for TearCare, although some payors may agree to provide case-based coverage outside of a formal policy. We are continuing our controlled commercial launch and are focused on our comprehensive, clinical data-driven long-term market development plan that aims to improve awareness and patient access to TearCare. We have dedicated meaningful resources to execute our commercial strategy as we reduce operating expenses and improve cost efficiencies to better align our operating structure for long-term, profitable growth. The overall success of our approach to eyecare to date is evidenced by over 220,000 estimated uses of Surgical Glaucoma products and their predicates in over 1,900 hospitals and ASCs in the U.S. and Europe, and over 50,000 estimated uses of TearCare in over 1,500 eyecare facilities in the U.S. through December 31, 2023.

We do not currently operate any manufacturing facilities and instead contract with third parties for our production requirements. We believe our suppliers will be able to meet our current and anticipated manufacturing needs across all our products. We plan to continue to utilize third party contract manufacturers for our products and any related components.

Revenue in our Surgical Glaucoma segment for the years ended December 31, 2023 and 2022 was $74.3 million and $65.6 million, respectively, with gross margins for the same periods of 88.1% and 87.4%, respectively. Revenue in our Dry Eye segment for the years ended December 31, 2023 and 2022 was $6.7 million and $5.7 million, respectively, with gross margins for the same periods of 54.8% and 29.1%, respectively. Given the earlier stage of TearCare’s commercial development, we expect our Dry Eye segment’s gross margins to be lower than our Surgical Glaucoma segment’s gross margins for the near- and medium-term due to the allocation of fixed labor and overhead costs to the segment's cost of goods sold. For all periods presented, substantially all of our revenue was generated from customers in the U.S.

We believe in the importance of continued strategic investment in initiatives that:

•
further demonstrate our products’ clinical effectiveness and safety to potential customers, patients, payors and regulators including establishing OMNI and SION as the standards of care of interventional glaucoma treatment among MIGS-trained surgeons, develop the standalone MIGS market, and pursue coverage and equitable reimbursement for TearCare;
•
enhance our commercial capabilities and expertise, including resources dedicated to sales, marketing and education;
•
ensure the broadest possible patient access to the treatment alternatives that our products are cleared to offer; enhance and improve upon our existing product technologies;
•
develop our existing international markets and expand into new international markets; and
•
allow us to create transformational and interventional technology innovation with new products, devices or drugs, in glaucoma and ocular surface disease or in new eye disease areas.

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

To date, our primary sources of capital have been private placements of redeemable convertible preferred stock, debt financing agreements, the sale of common stock in our IPO, and revenue from the sale of our products. As of December 31, 2023, we had an outstanding term loan balance of $35.0 million (excluding debt discount and amortized debt issuance costs), cash and cash equivalents of $138.1 million and an accumulated deficit of $294.8 million.

Factors Affecting Our Business and Results of Operations

We believe there are several important factors that have impacted and that will continue to impact our business, financial condition, and results of operations. These factors include, but are limited to:

Product Development

We believe our product development approach is a key differentiator of our team and our company. We are focused on continuous innovation and design and utilize input from our network of expert employees (including ophthalmologists on staff), advisors and customers to rapidly iterate our pre-and post-commercial product designs with the aim of better satisfying the needs of our customers and their patients, delivering the most effective, safe, and consistent outcomes, and increasing adoption and utilization of our solutions. We believe it is critical to our product development approach to comprehensively understand the disease physiology, treat the underlying causes with an interventional mindset, and create products with an intuitive design and strong clinical evidence. Once our products are launched, our customer feedback loop helps us further develop our products. This is particularly evident in the evolution of OMNI, which originated from the combined functionality of two internally developed, commercial predicate devices, each of which had their own multiple commercial iterations. Our future growth is dependent on our ability to continue innovating and applying our expertise of disease physiology to improve existing products and develop new products.

Reimbursement Rates and Coverage

In the U.S., healthcare providers use separate billing codes to report the provision of medical procedures and use of supplies to third-party payors, such as government programs or private insurance, and seek reimbursement for all or a portion of those costs. Physician fee payment rates for products covered by temporary Current Procedural Terminology (“CPT”) codes are set by the multi-state, regional contractors, or Medicare Administrative Contractors (“MACs”), which are responsible for administering Medicare claims. MACs have in the past, and may in the future, change coverage terms, and there can be no assurance that coverage and adequate reimbursement will be obtained from, or maintained by, the MACs. In June 2023, for instance, five of the seven MACs published draft local coverage determinations (the “Draft LCDs”), which identified certain procedures as investigational in patients over the age of 18 for glaucoma management, including canaloplasty in combination with trabeculotomy (ab interno), which is a procedure associated with OMNI. The Draft LCDs, as amended, were published in final form during the quarter ended December 31, 2023, with a future effective date of January 29, 2024, and subsequently withdrawn in late December 2023. Had the Draft LCDs, as amended, not been withdrawn, canaloplasty followed by trabeculotomy (ab interno) would have been rendered non-covered as of January 29, 2024 with respect to Medicare Part B beneficiaries in the states administered by these MACs, which states accounted for approximately 63% of our total Surgical Glaucoma revenue in 2022. Any updated or new local coverage determinations or other coverage policies that may establish a policy of Medicare non-coverage, or materially restrict coverage, for one or more of our products would have materially and adversely impacted our business, financial condition, and results of operations.

Market Education and Training on the Benefit of Our Products vis-à-vis Existing Treatment Alternatives

One of the key drivers of our success is educating ophthalmologists, optometrists, patients, and third-party payors about the clinical and safety benefits of our products and of the benefits of more proactive, interventional approach to treating glaucoma and DED. We believe the required market education and development is best accomplished through a differentiated, highly involved commercial approach. As such, we devote significant resources to onboarding our sales professionals and to continuously augmenting their knowledge and capabilities. Our sales professionals provide ECPs with the necessary education, training and support to adopt and continue to safely use our products. We believe that increasing acceptance and usage of our products will require continued investment in our sales force and education efforts to ensure ECPs, patients and third-party payors learn more about our products and appreciate our benefits to their target patient populations.

Maximizing Product Usage by Customers

Demand for our products will be highly dependent on our ability to develop their potential addressable markets and maximize the breadth of patients our products can serve. OMNI is indicated for canaloplasty followed by trabeculotomy to reduce elevated intraocular pressure (“IOP”) in adult patients with primary open-angle glaucoma (“POAG”) in the U.S. and with open-angle glaucoma (“OAG”) in the EU. We believe OMNI is the only device that is authorized by the FDA as an ab interno procedure to: reduce IOP in adult patients with POAG across the spectrum of disease severity; be used in mild-to-moderate Combination Cataract or Standalone Procedures; access 360 degrees of the diseased conventional outflow pathway through a single clear corneal incision; and facilitate two consecutive procedures, canaloplasty and trabeculotomy, to comprehensively treat all three known areas of resistance in the conventional outflow pathway in a single operating room visit. Our ability to establish OMNI as the standard of care for all POAG patients by continuing to grow its adoption and utilization in Combination Cataract Procedures and by pioneering the development of the market for interventional Standalone Procedures will have a substantial impact on our future growth.

We introduced our SION Surgical Instrument in the third quarter of 2022. SION satisfies the American Academy of Ophthalmology definition of goniotomy and is registered with the FDA as a Class I 510(k) exempt device. SION’s bladeless design, micro-engineered and precision manufactured using specialized lasers, excises tissue without cutting. SION grasps and removes diseased tissue as the surgeon sweeps the instrument around Schlemm’s canal with a single smooth motion. The bladeless technology of SION was developed with leading ophthalmic surgeons to improve safety and ease of use by eliminating the need to navigate sharp instrumentation within the eye’s anterior chamber and iridocorneal angle anatomy. SION allows us to serve specific subsets of customers who may prioritize a faster or simpler procedure. Our target customers for SION include three types of combination cataract MIGS surgeons that are distinct from target OMNI customers: (1) high volume cataract surgeons seeking to perform the quickest MIGS procedures, (2) surgeons who are initially less experienced with MIGS such as surgical fellows at academic institutions and (3) surgeons looking for the most cost effective MIGS procedures. We believe that these use cases have very little overlap with the use cases for our

OMNI device. Our ability to establish SION as a product with differentiated ease of use, safety and efficacy will be an important driver of SION’s commercial growth and success.

TearCare is a unique open-eye heating and expression device designed to melt and remove meibomian gland obstructions. We believe TearCare has a compelling physiological profile to address obstruction from meibomian gland disease ("MGD"), which is the primary cause of evaporative DED, a disease characterized by low quality tears that evaporate prematurely. The current DED treatment market primarily consists of an abundance of OTC and prescription eyedrops that seek to lubricate the ocular surface, alleviate inflammation and/or increase tear production. However, OTC and prescription eyedrops are incapable of clearing obstructions in the meibomian glands and do not address MGD’s eyelid-borne physiology and poor tear quality. MGD is associated with up to 86% of DED cases and is a leading root cause of evaporative DED, which is characterized by low quality tears that evaporate prematurely. Clinical studies have demonstrated that treating MGD by liquefying and removing clogged meibum is the most effective method to eliminate obstructions and restore the lipid layer of tear film, thereby preventing premature evaporation of tears. TearCare was designed to be administered during the course of a routine office visit to an ECP, which makes it convenient for patients, and allows providers to maintain procedural throughput in their practices. Our ability to improve patient access and market education on TearCare and the benefits of proactive MGD treatment will be key drivers of TearCare’s future growth.

Operational Excellence and Cost Efficiency

We aim to achieve operating and financial milestones with optimal capital efficiency, and focus on our market value relative to invested capital as a key measurement of our performance. To date, we have raised $402.4 million in net proceeds from equity and debt financings, including $252.2 million from our IPO. With a portion of these net proceeds (our December 31, 2023 cash and equivalents was $138.1 million), we have developed and commercially launched two clinically differentiated products, funded multiple completed and ongoing clinical trials, and built our management team and company infrastructure to support the continued growth of our business. We believe this level of operational and commercial progress relative to our total capital investment to date compares favorably to medical technology peers and we seek to design products that can achieve attractive long-term gross margins. However, during the year ended December 31, 2023, global and regional economies, as well as the markets we serve, have experienced significant volatility, including as a result of the impacts of macroeconomic conditions, such as inflation, supply shortages, and geopolitical pressures. While the impact of these factors is not readily determinable, we have not been materially impacted by these macroeconomic conditions. However, the duration and scope of these conditions cannot be predicted with certainty, and it is uncertain what impacts, if any, these pressures may have on our ability to support the efficient and sustainable growth of our business.

Components of Our Results of Operations

Revenue

We currently derive the majority of our U.S. revenue from the sale of our OMNI and SION products to ASCs and HOPDs and our TearCare products to ECPs. During the years ended December 31, 2023 and 2022, the revenue from our Surgical Glaucoma segment accounted for over 90% of our total revenue, substantially all of which was generated from sales within the U.S. Our Surgical Glaucoma customers place orders based on their expected procedure volume and reorder as needed, typically on a biweekly, monthly or bimonthly basis. Our TearCare customers typically purchase a TearCare System which consists of one or more TearCare SmartHubsTM (“SmartHubs”), multiple single-use TearCare SmartLids® (“SmartLids”) and other accessories. After utilizing their initial inventory, customers can reorder SmartLids as needed. No single customer accounted for 10% or more of our revenue for the years ended December 31, 2023 and 2022.

The growth in our revenue is driven by the demand for elective surgery and treatment utilizing our products in the United States and Europe. Such demand is often lower during summer months because of ECP vacations and in winter months because of fewer business or surgery days due to holidays and adverse weather conditions.

Cost of Goods Sold and Gross Margin

Our components and products are produced by third-party suppliers and manufacturers. Our cost of goods sold consists primarily of amounts paid for our products to third-party manufacturers, and our manufacturing overhead costs, which consist primarily of personnel expenses, including salaries, benefits and stock-based compensation, and reserves for excess, obsolete and non-sellable inventory. Cost of goods sold also includes depreciation expenses for production equipment which we provide to our third-party manufacturers and certain direct costs, such as shipping and handling costs.

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and we believe it will continue to be, affected by a variety of factors, including differences in segment gross margins, changes in average selling prices, product sales mix, production and ordering volumes, manufacturing costs, product yields, and headcount. In general, we expect our gross margins to increase over the long term to the extent our production and ordering volumes increase and as we spread the fixed portion of our overhead costs over a larger number of units produced. We intend to use our design, engineering and manufacturing know-how and capabilities to further advance and improve the efficiency of our suppliers’ manufacturing processes, which we believe will reduce costs and increase our gross margins. Our gross margins could fluctuate from quarter to quarter as we transition to new suppliers, introduce new products, and adopt new manufacturing processes and technologies.

Research and Development Expenses

Research and development ("R&D") expenses consist primarily of costs associated with engineering, product development, clinical studies to develop and support our products, including clinical trial design, clinical trial site initiation and study costs, internal and external costs associated with our regulatory compliance and quality assurance functions, medical affairs, cost of products used for clinical trials and other costs associated with products and technologies – either new or enhancements of existing platforms – that are in development. These expenses also include personnel expenses, including salaries, benefits and stock-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses, depreciation expenses for equipment and an allocation of information technology ("IT") and facility overhead expenses. Our R&D expenses as a percentage of revenue may vary over time depending on the level and timing of new product development efforts, as well as clinical development, clinical trial and other related activities. We expect our R&D expenses to increase for the next several years as we continue to invest in our active clinical trial programs, develop new products, and improve our existing products.

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

Other Income (Expense), Net

Other income (expense), net consists of interest income and amortization on held-to-maturity investments in treasury securities.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

	Years Ended December 31,		Change
	2023	2022	$	%
	(unaudited)
Revenue
Surgical Glaucoma	$74,310	$65,594	$8,716	13.3%
Percentage of total revenue	91.7%	92.0%
Dry Eye	6,746	5,737	1,009	17.6
Percentage of total revenue	8.3%	8.0%
Total	81,056	71,331	9,725	13.6
Cost of goods sold
Surgical Glaucoma	8,830	8,295	535	6.4
Dry Eye	3,051	4,066	(1,015)	(25.0)
Total	11,881	12,361	(480)	(3.9)
Gross profit
Surgical Glaucoma	65,480	57,299	8,181	14.3
Dry Eye	3,695	1,671	2,024	121.1
Total	69,175	58,970	10,205	17.3
Gross margin
Surgical Glaucoma	88.1%	87.4%
Dry Eye	54.8%	29.1%
Total	85.3%	82.7%
Operating expenses
Research and development	17,556	22,859	(5,303)	(23.2)
Selling, general and administrative	108,893	120,065	(11,172)	(9.3)
Total operating expenses	126,449	142,924	(16,475)	(11.5)
Loss from operations	(57,274)	(83,954)	26,680	(31.8)
Interest expense	(5,408)	(4,466)	(942)	21.1
Other income (expense), net	7,245	2,225	5,020	225.6

Loss before income tax	(55,437)	(86,195)	30,758	(35.7)
Provision (benefit) for income tax	$110	$47	63	134.0
Net loss and comprehensive loss	(55,547)	(86,242)	$30,695	-35.6%

Revenue. Revenue in the year ended December 31, 2023 was $81.1 million, an increase of $9.7 million, or 13.6%, compared to the prior year. In 2023, Surgical Glaucoma and Dry Eye sales contributed $74.3 million and $6.7 million, respectively, compared to $65.6 million and $5.7 million, respectively, in 2022. The overall increase in Surgical Glaucoma revenue was primarily attributable to an increase in the number of OMNI and SION units sold in the year ended December 31, 2023. This growth in units was driven by both a growth in the number of ordering facilities, as well as an increase in unit utilization per ordering facility. Our Dry Eye revenues increased in the year ended December 31, 2023 due to an increase in total TearCare procedures performed versus the prior year.

Cost of Goods Sold. Cost of goods sold during the year ended December 31, 2023, decreased $0.5 million, or 3.9%, compared to the prior year. Our Surgical Glaucoma cost of goods sold increased $0.5 million as compared to the comparable period in 2022. The increase was driven by increased sales activity, and product mix, partially offset by lower per-unit production costs as a result of continued manufacturing efficiencies. Dry Eye cost of goods sold decreased $1.0 million compared to the prior year, driven primarily by charges associated with the voluntary recall of our SmartHub 1.0 devices in 2022, as well as increased efficiencies driven by increased volumes.

Gross Profit. Our total gross profit was $69.2 million for the year ended December 31, 2023, an increase of $10.2 million, or 17.3%, compared to the prior year. Total gross margin increased to 85.3% for the year ended December 31, 2023, up from 82.7% in the prior year period. The increase in gross margin was primarily due to increased sales volume in OMNI units and manufacturing efficiencies. Gross margin in our Surgical Glaucoma segment was 88.1% for the year ended December 31, 2023, an increase from 87.4% for the prior year period. In our Dry Eye segment, gross margin increased from 29.1% in 2022, to 54.8% for the year ended December 31, 2023.

Research and Development Expenses. R&D expenses were $17.6 million for the year ended December 31, 2023, a decrease of $5.3 million, or 23.2%, compared to the prior year. The decrease was primarily attributable to a $2.3 million decrease in costs associated with clinical studies and general R&D. In addition, the Company saw a $1.2 million decrease in consulting, legal, and professional services and a $0.5 million decrease in personnel expenses, including payroll and related benefits.

Selling, General, and Administrative Expenses. SG&A expenses were $108.9 million for the year ended December 31, 2023, a decrease of $11.2 million, or 9.3%, compared to the prior year period. The decrease was primarily attributable to a $5.1 million decrease in personnel expenses, including payroll and related benefits, commissions, and incentive compensation. In addition, the Company saw a $3.9 million decrease in marketing expenses, a $3.2 million decrease in consulting, recruiting, and professional services, and a $0.8 million decrease in facilities expenses. These decreases were offset by a $2.0 million increase in legal, accounting and related expenses, and a $0.7 million increase in stock-based compensation expense.

Interest Expense. Interest expense was $5.4 million, an increase of $0.9 million, or 21.1%, compared to the prior year period due to an increase in lending rates during the year ended December 31, 2023.

Other Income (Expense), Net. Other income, net was $7.2 million, an increase of $5.0 million, or 225.6%, for the year ended December 31, 2023 as compared to $2.2 million for the year ended December 31, 2022. The income is attributable to the amortization of purchase discounts on held-to-maturity cash-equivalent investments. The Company began investing in treasury securities in June 2022.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Years Ended December 31,
	2023	2022

Net cash used in operating activities	$(47,184)	$(75,965)
Net cash used in investing activities	$(791)	$(970)
Net cash provided by financing activities	$1,104	$1,248
Net decrease in cash	$(46,871)	$(75,687)

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $47.2 million, consisting primarily of a net loss of $55.5 million and a net change in our operating assets and liabilities of $9.1 million, partially offset by non-cash charges of $17.5 million. The change in our net operating assets and liabilities was primarily due to a $7.4 million decrease in accrued and other current liabilities and accrued compensation. This was due to a decline in sales commissions and incentive compensation, as well as reduced purchasing of inventory due to the impacts of the Draft LCDs in the fourth quarter of 2023. The Company also had a $2.2 million increase in inventory to support the planned growth in operations. These were partially offset by $0.8 million decrease in prepaid expenses and other current assets due to lower insurance premiums, as well as a $0.7 million decrease in accounts receivable. The non-cash charges primarily consisted of $14.6 million related to stock-based compensation, $0.6 million of depreciation, $0.6 of accretion of debt discount and amortization of debt issuance costs, and $1.0 million of noncash operating lease expense.

Net cash used in operating activities for the year ended December 31, 2022 was $76.0 million, consisting primarily of a net loss of $86.2 million and a net change in our operating assets and liabilities of $5.7 million, partially offset by non-cash charges of $16.0 million. The change in our net operating assets and liabilities was primarily due to a $6.8 million increase in accounts receivable and a $3.3 million increase in inventory to support the continued growth of our operations. The Company had a $0.7 million decrease in accounts payable, while accrued compensation, as well as accrued and other current liabilities, increased $4.0 million, driven by the timing of payments on invoices and bonuses. The non-cash charges primarily consisted of $13.0 million related to stock-based compensation, $0.7 million of depreciation, $0.7 million of accretion of debt discount and amortization of debt issuance costs, and $0.5 million of noncash operating lease expense.

Net Cash Used in Investing Activities

Net cash used in investing activities in the years ended December 31, 2023 and 2022 was $0.8 and $1.0 million, consisting of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the years ended December 31, 2023 and 2022 was $1.1 and $1.2 million, which primarily relates to proceeds from the exercise of common stock options and proceeds from employee stock purchase plan purchases.

Liquidity and Capital Resources

Sources of Liquidity

To date, our primary sources of capital have been private placements of redeemable convertible preferred stock, debt financing agreements, the sale of common stock in our IPO, and revenue from the sale of our products. Since our inception through December 31, 2023, we have raised an aggregate of approximately $402.4 million in net proceeds from sales of our redeemable convertible preferred stock and common stock and borrowed $32.9 million of net proceeds under our term loans. In January 2024, we entered into a Loan and Security Agreement (the “Hercules Loan Agreement”) with Hercules Capital, Inc (“Hercules”) and certain of its affiliates (collectively with Hercules, the “Lenders”), which provides for a senior secured term loan facility in the aggregate principal amount of up to $65.0 million. We used the proceeds from an initial $35.0 million tranche funded under the Hercules Loan Agreement to discharge our indebtedness under our prior secured credit facility with MidCap Financial Trust and certain of its affiliates (the “Prior Lenders”). While our indebtedness to Lenders remains outstanding, we are required to use commercially reasonable efforts to grant to Lenders the option to invest up to $3.0 million in our next round of equity financing, if any, broadly marketed to multiple investors on the same terms, conditions and pricing offered to investors in such subsequent equity financing.

As of December 31, 2023, we had cash and cash equivalents of $138.1 million, an accumulated deficit of $294.8 million and $35.0 million outstanding under our term loan agreement with our Prior Lenders (before debt discount). Based on our current planned operations, we expect our cash and cash equivalents and additional borrowings available under the Hercules Loan Agreement will enable us to fund our operations for at least the next 12 months and the foreseeable future.

MidCap Loan Agreements

In January 2019, we entered into credit and security agreements with the Prior Lenders. These agreements were amended and restated in November 2020, providing for a maximum $40.0 million credit facility consisting of a $35.0 million senior secured term loan (the "2020 Term Loan") and a $5.0 million revolving loan (the "2020 Revolver” and together with the 2020 Term Loan, the “MidCap Credit Facility”). In July 2023, we terminated the 2020 Revolver.

The Amended and Restated Credit and Security Agreement (Term Loan) evidencing the 2020 Term Loan (the “MidCap Term Loan Agreement”) extended the maturity date of the 2020 Term Loan to November 1, 2025 and adjusted the stated floating interest rate to reserve-adjusted SOFR, plus 7.00%. Principal payments under the MidCap Term Loan Agreement were extended and scheduled to begin in December 2024. The final payment fee was amended to 6.0%.

Our obligations under the MidCap Term Loan Agreement were guaranteed by us and our future subsidiaries, subject to exceptions for certain foreign subsidiaries. Our obligations under the agreements were secured by substantially all of our assets, including our material intellectual property. Additionally, we were subject to customary affirmative and negative covenants, including covenants that limited or restricted our ability to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. As of December 31, 2023, we were in compliance with all financial and non-financial covenants under the MidCap Term Loan Agreement.

The MidCap Credit Term Loan Agreement contained events of default that included, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross-defaults and bankruptcy and insolvency events.

In January 2024, we terminated the MidCap Term Loan Agreement and paid off in full the secured obligations thereunder in connection with our entry into the Hercules Loan Agreement.

Hercules Capital Loan Agreement

In January 2024, we entered into the Hercules Loan Agreement, which provides for a maximum $65.0 million credit facility. An initial tranche of $35.0 million (the “Initial Loan”) was funded under the credit agreement on January 22, 2024 (the “Closing Date”). In addition to the Initial Loan, the Hercules Loan Agreement provides for additional tranches available as follows: $5.0 million available in a single draw through December 15, 2024 (together with the Initial Loan, the “Tranche I Commitment”), $10.0 million available to draw upon the achievement of certain performance milestones through September 15, 2025, and $15.0 million available for us to draw through the interest only period in increments of $5.0 million, subject to the sole approval of Hercules' investment committee (the “Tranche Loans,” and together with the Initial Loan, the “Term Loans”).

The Hercules Loan Agreement includes a maturity date of July 1, 2028, with an interest only period running for a period 30 months, extendable up to 36 months upon the achievement of certain milestones. The agreement contains a floating rate of the greater of 10.35% or the Prime Rate plus 2.35%, with the initial interest rate under the agreement of 10.85%. The final payment fee is set at 5.95% of the funded balance. In conjunction with the funding of the Initial Loan, we issued seven year warrants to the Lenders to purchase up to an aggregate of 135,686 shares of our common stock at an exercise price of $5.159 per share.

Our obligations under the Hercules Loan Agreement are guaranteed by us and our future subsidiaries, subject to exceptions for certain foreign subsidiaries. Our obligations under the agreement are secured by substantially all of our assets, including our material intellectual property. Additionally, we are subject to customary affirmative and negative covenants, including covenants that limit or restrict the ability of us to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. We are also subject to certain minimum cash and minimum revenue covenants under the Hercules Loan Agreement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements

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

While our significant accounting policies are more fully described in Note 2 to our financial statements included elsewhere in this Annual Report on Form 10-K, we believe the following discussion addresses our most critical accounting estimates, which are those that are most important to our financial condition and results of operations and require our most difficult, subjective and complex judgments.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our exposure to interest rate risk is principally confined to our cash and cash equivalents and our outstanding credit agreement. As of December 31, 2023, we had cash, cash equivalents and investments of $138.1 million, which consisted of bank deposits, money market funds, and U.S. treasury bills. The primary objectives of our investment activities are the preservation of capital and support of our liquidity requirements. We place our cash, cash equivalents, and investments with high-quality financial institutions and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash, cash equivalents and short-term investments.

In January 2024, we terminated our credit agreement with MidCap Financial Services and entered into an agreement with Hercules Capital. The Hercules Capital Credit Agreement contains a floating rate of the greater of 10.35% or the Prime Rate plus 2.35%, with the initial interest rate under the agreement of 10.85%. The initial balance under the agreement is $35.0 million. Based upon the balance outstanding, a hypothetical 1.0% (100 basis points) change in interest rates would not have a material impact on our financial statements.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Sight Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sight Sciences, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

March 12, 2024

We have served as the Company’s auditor since 2019.

SIGHT SCIENCES, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$138,129	$185,000
Accounts receivable, net of allowance for credit losses of $1,186 and $1,024 at December 31, 2023 and 2022, respectively	14,289	15,148
Inventory, net	7,849	6,114
Prepaid expenses and other current assets	2,604	3,415
Total current assets	162,871	209,677
Property and equipment, net	1,640	1,571
Operating lease right-of-use assets	1,458	1,614
Other noncurrent assets	682	211
Total assets	$166,651	$213,073
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,731	$2,688
Accrued compensation	4,528	7,352
Accrued and other current liabilities	3,774	7,777
Current portion - long-term debt, net	2,219	—
Total current liabilities	12,252	17,817
Long-term debt, net of current portion	31,708	33,313
Other noncurrent liabilities	2,476	1,867
Total liabilities	46,436	52,997
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 49,131,363 and 48,298,138 shares issued and outstanding as of December 31, 2023 and 2022, respectively	49	48
Additional paid-in-capital	414,956	399,271
Accumulated deficit	(294,790)	(239,243)
Total stockholders’ equity	120,215	160,076
Total liabilities and stockholders’ equity	$166,651	$213,073

The accompanying notes are an integral part of these consolidated financial statements.

SIGHT SCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Years Ended December 31,
	2023	2022
Revenue	$81,056	$71,331
Cost of goods sold	11,881	12,361
Gross profit	69,175	58,970
Operating expenses:
Research and development	17,556	22,859
Selling, general and administrative	108,893	120,065
Total operating expenses	126,449	142,924
Loss from operations	(57,274)	(83,954)
Interest expense	(5,408)	(4,466)
Other income (expense), net	7,245	2,225
Loss before income taxes	(55,437)	(86,195)
Provision for income taxes	110	47
Net loss and comprehensive loss	$(55,547)	$(86,242)
Net loss per share attributable to common stockholders, basic and diluted	$(1.14)	$(1.80)
Weighted-average shares outstanding, basic and diluted	48,628,940	47,849,058

The accompanying notes are an integral part of these consolidated financial statements.

SIGHT SCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	47,504,704	$48	$385,060	$(153,001)	$232,107
Issuance of common stock upon exercise of stock options	683,482	—	576	—	576
Issuance of common stock upon vesting of restricted stock units	11,028	—	—	—	—
Employee stock purchase plan purchases	98,924	—	672	—	672
Stock-based compensation expense	—	—	12,963	—	12,963
Net loss	—	—	—	(86,242)	(86,242)
Balance at December 31, 2022	48,298,138	48	399,271	(239,243)	160,076
Issuance of common stock upon exercise of stock options	368,683	—	395	—	395
Issuance of common stock upon vesting of restricted stock units	243,665	1	—	—	1
Withholding taxes on net share settlement of restricted stock units	—	—	(224)	—	(224)
Employee stock purchase plan purchases	220,877	—	933	—	933
Stock-based compensation expense	—	—	14,581	—	14,581
Net loss	—	—	—	(55,547)	(55,547)
Balance at December 31, 2023	49,131,363	49	414,956	(294,790)	120,215

The accompanying notes are an integral part of these consolidated financial statements.

SIGHT SCIENCES, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(55,547)	$(86,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	614	710
Accretion of debt discount and amortization of debt issuance costs	614	657
Stock-based compensation expense	14,581	12,963
Provision for credit losses	198	402
Provision for excess and obsolete inventories	418	614
Noncash operating lease cost	1,006	542
Loss on disposal of property and equipment	66	85
Changes in operating assets and liabilities:
Accounts receivable	661	(6,841)
Inventory	(2,156)	(3,253)
Prepaid expenses and other current assets	812	751
Other noncurrent assets	(470)	(10)
Accounts payable	(883)	(694)
Accrued compensation	(2,823)	1,364
Accrued and other current liabilities	(4,605)	2,634
Other noncurrent liabilities	330	353
Net cash used in operating activities	(47,184)	(75,965)
Cash flows from investing activities:
Purchases of property and equipment	(791)	(970)
Net cash used in investing activities	(791)	(970)
Cash flows from financing activities:
Proceeds from exercise of common stock options	395	576
Taxes paid on net settlement of restricted stock units	(224)	—
Proceeds from employee stock purchase plan purchases	933	672
Net cash provided by financing activities	1,104	1,248
Net change in cash and cash equivalents	(46,871)	(75,687)
Cash and cash equivalents at beginning of period	185,000	260,687
Cash and cash equivalents at end of period	$138,129	$185,000

Supplemental disclosure of cash flow information
Cash paid for interest	$4,267	$3,252
Supplemental disclosure of non-cash investing and financing information
Acquisition of property and equipment included in accounts payable and accrued liabilities	$60	$103

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

The Company's product portfolio aligns with its two reportable operating segments: Surgical Glaucoma and Dry Eye. The products for the Surgical Glaucoma segment include the OMNI® Surgical System ("OMNI"), which is an implant-free glaucoma surgery technology indicated to reduce intraocular pressure in adult patients with primary open-angle glaucoma, the world's leading cause of irreversible blindness, and the SION® Surgical Instrument ("SION"), a manually operated device used in ophthalmic surgical procedures to excise trabecular meshwork. The product portfolio for the Dry Eye segment consists of the TearCare® System ("TearCare") for ophthalmologists and optometrists. TearCare is a wearable eyelid technology for adult patients with evaporative dry eye disease due to meibomian gland dysfunction (MGD) when used in conjunction with manual expression of the meibomian glands, enabling clearance of gland obstructions by physicians to address the leading cause of dry eye disease.

Significant Risks and Uncertainties

Since inception, the Company has incurred losses and negative cash flows from operations. As of December 31, 2023, the Company had an accumulated deficit of $294.8 million and recorded a net loss of $55.5 million for the year then ended and expects to incur additional losses in the future. If the Company’s revenue levels from its products are not sufficient or if the Company is unable to secure additional funding when desired, the Company may need to delay the development of its products, scale back its business and operations, or change its business strategy.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The Company’s consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sight Sciences UK, Ltd and Sight Sciences GmbH. All intercompany balances and transactions have been eliminated in consolidation.

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

The Company relies on third-party contract manufacturers for the manufacture of all of its commercial products currently available for sale, and also depends on a limited number of single source suppliers for some of the components, accessories, and materials used in the manufacture and assembly of its OMNI, TearCare and SION products, and any shortfall in the supply chain may cause its business to materially suffer. Disruption in production or its supply chain would have a negative impact on the Company’s financial position, results of operations and cash flows.

For the years ended December 31, 2023 and 2022, there were no customers that represented 10% or more of the Company's revenue.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less, when purchased, to be cash and cash equivalents. As of December 31, 2023 and 2022, cash and cash equivalents includes $129.1 million and $144.3 million of U.S. treasury securities that are classified as held-to-maturity and recorded at amortized cost in the financial statements, respectively. As of December 31, 2023 and 2022, the remainder of cash and cash equivalents consists primarily of checking and savings deposits, which are recorded at cost, which approximate fair value. The Company’s cash balances exceed those that are federally insured. To date, the Company has not recognized any losses caused by uninsured balances.

Accounts Receivable and Provision for Credit Losses

Accounts receivable are stated at invoiced amounts, net of estimated provisions for credit losses. The Company’s provision for credit losses methodology for receivables is developed using its historical collection experience, current and future economic market conditions, and a review of the current aging status and financial condition of its customers. The Company uses its judgment, based on the best available facts and circumstances, and records a provision against amounts due to reduce the receivable to the amount that is expected to be collected. These specific provisions are reevaluated and adjusted as additional information is received that impacts the amount reserved. To date, the Company has not experienced material credit-related losses. The provision for credit losses was $1.2 million and $1.0 million as of December 31, 2023 and 2022, respectively.

Inventory, net

Inventory represents raw materials and finished goods purchased from third-party suppliers and manufacturers. Inventory is valued at the lower of cost or net realizable value. Cost is determined using actual costs on a first-in, first-out basis for all inventory. Net realizable value is determined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. As of December 31, 2023, the Company’s inventory balance consisted of finished goods of $7.3 million and raw materials of $1.0 million. As of December 31, 2022, the Company’s inventory consisted of finished goods of $5.8 million and raw materials of $0.4 million.

The Company regularly reviews inventory quantities in consideration of actual loss experiences, projected future demand, and remaining shelf life to record a provision for excess and obsolete inventory when appropriate. The Company’s policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected lower of cost or net realizable value, and inventory in excess of expected requirements. The estimate of excess quantities is judgmental and primarily dependent on the Company’s estimates of future demand for the particular product. As of December 31, 2023 and 2022, the Company has reserves for excess and obsolete inventory of $0.5 million and $0.1 million.

Property and Equipment, net

Property and equipment are recorded at cost, less accumulated depreciation. Repairs and maintenance costs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, typically two to five years. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheets and any resulting gain or loss is reflected in the consolidated statements of operations and consolidated loss in the period realized.

Construction-in-process assets consist primarily of tools and equipment that have not yet been placed in service. These assets are stated at cost and are not depreciated. Once the assets are placed into service, assets are reclassified to the appropriate asset class based on their nature and depreciated in accordance with the useful lives above.

Impairment of Long-Lived Assets

The Company assesses long-lived assets, including property and equipment, whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If indicators of impairment exist, an impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition are less than their carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of the long-lived assets exceeds their fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. The Company did not record any impairment of long-lived assets for the years ended December 31, 2023 and 2022.

Leases

Contractual arrangements that meet the definition of a lease are classified as operating or finance leases and are recorded on the consolidated balance sheets as both a right-of-use asset (“ROU asset”) and lease liability, calculated by discounting fixed lease payments over the lease term at the Company’s incremental borrowing rate (“IBR”). Lease ROU assets and lease obligations are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company currently does not have any finance leases.

As the implicit rates for the Company's operating leases are not determinable, the Company uses an IBR based on the information available at the respective lease commencement dates to determine the present value of future payments. IBR represents the interest rate that the Company would expect to incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis with similar terms and payments, in an economic environment where the leased asset is located.

The Company does not recognize lease ROU assets or lease liabilities for short-term leases, if any, having initial terms of 12 months or less at lease commencement as an accounting policy election, and recognizes rent expense on a straight-line basis over the lease term for these types of leases.

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

Revenue recognized during the years ended December 31, 2023 and 2022 relates entirely to the sale of the Company’s products within the Surgical Glaucoma and Dry Eye segments. These sales are primarily to hospitals, medical centers, and eyecare professionals ("ECPs") throughout the United States. Sales are generally made through sales representatives and distributors.

The Company’s revenue arrangements consist of a single performance obligation. Revenue is recognized at the point in time when control of the promised goods transfer to the Company’s customers. Revenue is measured at the amount of consideration expected to be received in exchange for the transfer of goods. The amount of revenue that is recognized is based on the transaction price, which represented the invoiced amounts and includes estimates of variable consideration, such as discounts, where applicable. The Company does not offer right of return, except in the case where items are defective as manufactured, and the company does not typically provide customers with a right to a refund. The amount of variable consideration included in the transaction price may be constrained and is included only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Payment terms, typically 30 days, are offered to customers and do not include a significant financing component. The Company extends credit to customers based upon their financial condition and credit history and generally require no collateral. The Company does not have any contract balances related to product sales.

Shipping and handling costs incurred for the delivery of goods to customers are included in cost of goods sold. In cases where the Company bills shipping and handling cost to customers, the Company classifies those amounts in net revenue. As a practical expedient, the Company recognizes the incremental costs of obtaining contracts, such as sales commissions, as an expense when incurred since the amortization period of the asset we otherwise would have recognized is one year or less. Sales commissions are recorded within selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss.

Cost of Goods Sold

The Company purchases its components and products from third-party suppliers and manufacturers. Cost of goods sold consists primarily of costs related to materials, manufacturing overhead costs, reserves for excess, and obsolete and non-sellable inventories. Cost of goods sold also includes depreciation expense for production equipment and certain direct costs, such as shipping and handling costs.

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

Selling, General and Administrative

Selling, general and administrative expenses include compensation, employee benefits, and stock-based compensation for executive management, commercial, finance administration, and human resources; facility costs (including rent); bad debt costs; professional service fees; and other general overhead costs, including depreciation to support the Company’s operations.

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expenses for fiscal years 2023 and 2022 were $2.1 million and $2.6 million, respectively, included in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss.

Stock-Based Compensation

The Company's equity incentive plan permits the grant of stock-based awards, such as stock options and restricted stock units ("RSUs"), to employees, directors and consultants. The Company’s employee stock purchase plan (“ESPP”) allows employees to purchase stock from the Company at a discount. The Company measures and records the expense related to stock-based payment awards based on the fair value of those awards as determined on the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period and uses the straight- line method to recognize stock-based compensation, and accounts for forfeitures as they occur. The Company selected the Black-Scholes-Merton (“Black-Scholes”) option-pricing model as the method for determining the estimated fair value for stock options and the ESPP. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, which determine the fair value of share-based awards, including the option’s expected term, expected volatility of the underlying stock, risk-free interest rate and expected dividend yield.

The fair value of RSU awards is determined based on the number of units granted and the closing price of the Company's common stock as of the grant date.

Currency Remeasurement

Foreign currency transaction gains and losses are recorded in other income (expense), net in the Company’s consolidated statements of operations and comprehensive loss. Such amounts have not been material for all periods presented.

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

Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Basic and diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period without consideration of potentially dilutive securities. The Company’s potentially dilutive shares, which consist of outstanding common stock options and restricted stock units, were excluded in the computation of diluted net loss per share for the period as the result would be anti-dilutive.

Emerging Growth Company and Smaller Reporting Company

The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as well as a "smaller reporting company, as defined by the Securities and Exchange Commission per Rule 12b-2 of the Exchange Act. As such the Company is eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies or smaller reporting companies, including reduced reporting and extended transition periods to comply with new or revised accounting standards for public business entities. The Company has elected to avail themselves of this exemption and, therefore, will not be subject to the timeline for adopting new or revised accounting standards for public business entities that are not emerging growth companies, and will follow the transition guidance applicable to private companies.

Recent Accounting Pronouncements

Accounting Standards Adopted

In June 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Updated ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. The guidance was effective for the Company beginning in the first quarter of 2023. The amendments in ASU 2016-13 were adopted with no material impact on the Company's consolidated financial statements.

Accounting Standards Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure. The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The ASU is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the impact of adopting this ASU on its disclosures.

As of December 31, 2023, there are no additional ASUs issued and not yet adopted that are expected to have a material impact on the Company's financial statements and related disclosures.

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

The Company's cash and cash equivalents included Level 1 investments in treasury securities of $129.1 and $144.3 million as of December 31, 2023 and 2022, respectively. These securities are classified as held-to-maturity and all have been purchased with original maturities of 90 days or less. Held-to-maturity debt securities are recorded at amortized cost in the financial statements.

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. Treasury Securities	$129,113	$28	$—	$129,141

	As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. Treasury Securities	$144,319	$45	$—	$144,364

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of December 31, 2023 and 2022, total debt of $33.9 million and $33.3 million is reported at amortized cost, respectively. This outstanding debt is classified as Level 2 as it is not actively traded. The amortized cost of the outstanding debt approximates the fair value.

The financial statements as of December 31, 2023 and 2022, do not include any assets or liabilities that are measured at fair value on a nonrecurring basis.

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	As of December 31,
	2023	2022
Tools and equipment	$2,010	$2,173
Computer equipment and software	37	37
Furniture and fixtures	323	282
Leasehold improvements	38	38
Construction in process	859	475
	3,267	3,005
Less: Accumulated depreciation	(1,627)	(1,434)
Property and equipment, net	$1,640	$1,571

Depreciation expense was $0.6 million and $0.7 million for the years ended December 31, 2023 and 2022 respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	As of December 31,
	2023	2022
Accrued expenses	$1,639	$5,307
Current portion of lease liabilities	573	1,033
Short term interest payable	375	348
Other accrued liabilities	1,187	1,087
Total accrued and other current liabilities	$3,774	$7,775

Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	As of December 31,
	2023	2022
Long term interest payable	$1,524	$1,194
Noncurrent portion of lease liabilities	914	635
Other noncurrent liabilities	38	38
Total other noncurrent liabilities	$2,476	$1,867

Note 5. Debt

In 2023, the Company had two credit and security agreements with certain entities affiliated with MidCap Financial Trust (such entities collectively, “MidCap”), which provided for a maximum $40.0 million credit facility, consisting of a $35.0 million senior secured term loan (the “MidCap Term Loan”) and a $5.0 million revolving loan (the "MidCap Revolver" and collectively with the Term Loan, the “MidCap Credit Facility”). In July 2023, the Company paid off and discharged all of its obligations under the agreement evidencing the MidCap Revolver, which terminated in accordance with the provision of the payoff and termination agreements. As of December 31, 2023, the MidCap Term Loan remained outstanding.

As of December 31, 2023, commitment obligations under the Amended and Restated Credit and Security Agreement (Term Loan) (the “MidCap Term Loan Agreement”) were guaranteed by the Company’s current and future subsidiaries, subject to exceptions for certain foreign subsidiaries, and secured by substantially all assets of the Company, including material intellectual property. Additionally, as of December 31, 2023, the Company was subject to customary affirmative and negative covenants as defined in the MidCap Term Loan Agreement, including minimum revenue and cash covenants, as well as covenants that limit or restrict the ability to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. As of December 31, 2023, the Company was in compliance with all financial and non-financial covenants under the MidCap Term Loan Agreement. The MidCap Term Loan Agreement had a maturity date of November 1, 2025, and principal payments under the Term Loan were scheduled to commence in December 2024.

As of December 31, 2023, the MidCap Term Loan Agreement contained events of default that included, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross-defaults and bankruptcy and insolvency events. In addition, as of December 31, 2023, the MidCap Term Loan Agreement included a stated floating interest rate that was reserve-adjusted Secured Overnight Finance Rate, plus 7.00%, and a provision for a final payment fee of 6.0% of the $35.0 million Term Loan balance, which had been partially accrued and recorded as a long-term interest payable in other noncurrent liabilities of $1.5 million as of December 31, 2023 and $1.2 million as of December 31, 2022.

In January 2024, the Company entered into a loan and security agreement (the “Hercules Credit Agreement”) with Hercules Capital Inc. (“Hercules”) and certain of its affiliates (collectively with Hercules, the “Lenders”), which provides for a maximum $65.0 million credit facility. At closing, Hercules funded $35.0 million, which the Company utilized to pay in full the balance due under the MidCap Term Loan. The Hercules Credit Agreement has a maturity date of July 1, 2028, with an interest only period of 30 months, which is extendable to up to 36 months. The stated floating interest rate under the Hercules Credit Agreement is the greater of 10.35% or the Prime Rate plus 2.35%, with the initial interest rate of 10.85%. The final payment fee under the Hercules Credit Agreement is 5.95% of the funded balance. Obligations under the agreement are subject to customary affirmative and negative covenants. In conjunction with the funding of the Hercules Credit Agreement, the Company issued warrants to the Lenders to purchase up to an aggregate of 135,686 shares of common stock at an exercise price of $5.159 per share, which have a term of seven years from date of issuance.

Long-term and short-term debt, as of December 31, 2023 and 2022 was as follows (in thousands):

	As of December 31,
	2023	2022
MidCap Term Loan	$35,000	$35,000
Total principal payments due	35,000	35,000
Less: debt discount related to warrant liability and issuance costs	(1,073)	(1,687)
Total amounts outstanding	33,927	33,313
Less: Current portion, net of discount	(2,219)	—
Long-term debt	$31,708	$33,313

The repayment schedule relating to the principal amount of the MidCap Term Loan as of December 31, 2023, is as follows (in thousands):

Amount
2024	(2,917)
2025	(32,083)
Thereafter	—
Total repayments	$(35,000)

Note 6. Commitments and Contingencies

Operating Lease Obligations

The Company’s leases include facility leases and storage leases. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. The Company’s incremental borrowing rate represents the interest rate that the Company would expect to incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis with similar terms and payments, in an economic environment where the leased asset is located. In determining the lease term, the Company includes all renewal options that are reasonably probable to be executed.

The Company leases its corporate headquarters in Menlo Park, California. The lease commenced in August 2021 and was originally for a term of 37 months from the commencement date. In December 2023, the Company entered into an amendment to the lease, extending the lease term an additional 26 months. Upon signing the amendment, the Company recorded an aggregate lease right-of-use ("ROU") asset and lease liability of $1.2 million. The lease ROU asset and corresponding lease liability were estimated using a weighted-average incremental borrowing rate of 11.40%. Total base rent for the remaining 34 months under the amended lease agreement is approximately $1.5 million.

During the fourth quarter of 2022, the Company entered into a supply agreement that is expected to last approximately 18 months. The supply agreement contained provisions that, when evaluated, indicated an embedded lease was present within the agreement and the Company recorded an aggregate lease ROU asset and lease liability of $0.7 million. The lease ROU asset and corresponding lease liability were estimated using a weighted-average incremental borrowing rate of 10.75%. Total base rent under the agreement is approximately $0.7 million.

The Company recognizes rent expense on a straight-line basis over the noncancelable lease term. The Company’s rent expense was $1.2 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the weighted average remaining lease term for the Company's leases was 2.5 years.

Operating lease expense and supplemental cash flow information related to operating leases for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Years Ended December 31,
	2023	2022
Operating lease expense	$1,157	$732
Cash paid for operating leases	1,158	731
New operating lease assets obtained in exchange for operating lease liabilities	849	660

Aggregate future minimum lease payments at December 31, 2023 under these noncancelable operating leases was as follows (in thousands):

As of December 31,
2023
2024	$700
2025	548
2026	468
Total future minimum lease payments	$1,716
Less: imputed interest	(229)
Present value of future minimum lease payments	$1,487
Less: current portion of operating lease liability	(573)
Operating lease liabilities - noncurrent	$914

Legal Proceedings

On September 16, 2021, the Company filed suit in the U.S. District Court for the District of Delaware (C.A. No. 1:21-cv-01317) alleging that Ivantis, Inc. directly and indirectly infringes U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 by making, using, selling, and offering for sale the Hydrus® Microstent. The Company’s Complaint seeks money damages and injunctive relief. On January 24, 2022, Ivantis asserted counterclaims requesting declaratory judgments that the Company's asserted patents-in-suit are not infringed and/or invalid. On August 1, 2022, the Company filed an amended complaint alleging that Alcon Inc., Alcon Vision, LLC and Alcon Research, LLC infringe the four originally asserted patents by making, using, selling, and offering for sale the Hydrus® Microstent, and that all defendants also infringe U.S. Patent No. 11,389,328. The defendants reasserted counterclaims requesting declaratory judgments that the Company’s asserted patents-in-suit are not infringed and/or invalid. A five-day jury trial is scheduled to commence in the first half of April 2024. Ivantis and Alcon filed petitions with the U.S. Patent Office seeking inter partes review of U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 (IPR2022-01529, IPR2022-01530, IPR2022-01533, IPR2022-01540), each of which the U.S. Patent Office denied for raising prior art references and invalidity arguments that were cumulative of those previously considered by the Office. The Company is presently unable to predict the outcome of this lawsuit or to reasonably estimate the potential financial impact of the lawsuit on the Company, if any.

The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings, and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations in a given period. As of December 31, 2023 and December 31, 2022, the Company was not involved in any material legal proceedings except as described above.

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

Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2023 and 2022.

Note 7. Stockholders' Equity

Common Stock

The Company’s certificate of incorporation provides for 200,000,000 authorized shares of common stock, par value $0.001 per share, and 10,000,000 authorized shares of preferred stock, par value $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds are legally available, when and if declared by the board of directors. As of December 31, 2023, no dividends have been declared. Each share of common stock is entitled to one vote.

At December 31, 2023 and 2022, the Company had reserved common stock for future issuances as follows:

	December 31,
	2023	2022
Common stock options issued and outstanding	4,980,190	4,819,906
Common stock available for future grant	6,033,176	6,099,584
Restricted stock units outstanding	2,721,361	1,014,123
Shares available for future purchase under ESPP	1,488,227	1,226,123
	15,222,954	13,159,736

Note 8. Equity Incentive Plans

2011 Stock Option Plan and 2021 Equity Incentive Plan

In 2011, the Company established its 2011 Stock Option Plan (the “2011 Plan”) that provided for the granting of stock options to employees and nonemployees of the Company.

In July 2021, the board of directors and stockholders adopted and approved the 2021 Incentive Award Plan, (the “2021 Plan”). Under the 2021 Plan, the Company has the ability to issue incentive stock options ("ISOs"), nonqualified stock options ("NSOs"), stock appreciation rights, dividend equivalent rights, restricted stock awards, and restricted stock unit awards ("RSUs"). Options under the 2021 Plan can typically be granted for periods of up to ten years. For stock options granted to a grantee who, at the time the option is granted, owned stock representing more than 10% of the voting power of all classes of stock of the Company (or any parent or subsidiary of the Company), the term of the stock option may be granted for periods of up to five years. The ISOs and NSOs will be granted at a price per share not less than the fair value at the date of grant. The exercise price of a stock option granted to a 10% stockholder shall be not less than 110% of the grant date fair value of the shares. Options granted to new hires generally vest over a four-year period, with 25% of the shares vesting on the first anniversary of the grant date and the remaining shares vesting in 36 equal monthly installments thereafter; options granted as merit awards generally vest in 48 equal monthly installments following the grant date. RSUs granted generally vest over a four-year period with straight-line vesting in equal amounts.

The Company initially reserved 5,200,000 shares of common stock for future issuance under the 2021 Plan. This initial reserve is subject to annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031. These annual increases are equal to the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Board, subject to certain limitations. Pursuant to the evergreen provision, the initial share reserve was increased by 2,414,907 and 2,375,235 shares on January 1, 2023 and 2022, respectively.

The 2011 Plan was superseded by the 2021 Plan at the time of the IPO and no further grants have been made under the 2011 Plan from the date the 2021 Plan became effective. The terms under the 2011 Plan are consistent with those described above for the 2021 Plan.

At December 31, 2023 and 2022, there were 6,033,176 shares and 6,099,584 shares, respectively, of common stock available for issuance under the 2021 Plan.

Stock Option Awards

The following table summarizes stock option activity under the 2011 and 2021 Plans:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Average Intrinsic Value (in thousands)
Outstanding, December 31, 2022	4,819,906	$9.67	7.7	$19,463
Grants	1,360,308	6.37
Forfeited/cancelled	(829,897)	12.18
Exercised	(370,127)	1.03
Outstanding, December 31, 2023	4,980,190	$9.00	7.4	$5,924
Vested and exercisable as of December 31, 2023	2,670,019	$8.62	6.4	$3,797
Vested and expected to vest as of December 31, 2023	4,980,190	$9.00	7.4	$5,924

The weighted-average grant-date fair values of options granted during the year ended December 31, 2023 and 2022 was $3.78 per share and $9.56 per share, respectively. The aggregate intrinsic value of options exercised was $1.7 million during the year ended December 31, 2023. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise.

During the year ended December 31, 2023, the Company recorded stock-based compensation expense of $8.5 million related to options. As of December 31, 2023, the unrecognized stock-based compensation of unvested options was $14.1 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Determination of Fair Value

The Company estimated the fair value of stock options using the Black-Scholes option-pricing model. The fair value of stock options is recognized on a straight-line basis over the requisite service periods of the awards. The fair value of stock options was estimated using the following weighted-average assumptions:

Years ended December 31,
	2023	2022
Expected term (in years)	5.60 – 6.07	5.38 – 6.95
Expected volatility	60.72% – 61.80%	58.74% – 64.97%
Risk-free interest rate	3.07% – 4.35%	1.35% – 3.97%
Dividend yield	–	–

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

Restricted Stock Units

RSUs are share awards that entitle the holder to receive shares of common stock upon vesting. The RSUs cannot be transferred, and the awards are subject to forfeiture if the holder’s employment terminates prior to the release of the vesting restrictions. The RSUs generally vest over a four-year period with straight-line vesting in equal amounts, provided the employee remains continuously employed with the Company. The fair value of the RSUs is equal to the closing price of the Company’s common stock on the grant date.

The following table summarizes restricted share award activity:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding, December 31, 2022	1,014,123	$14.25
Grants	2,392,662	6.28
Forfeited/cancelled	(441,759)	12.14
Vested	(243,665)	13.96
Outstanding, December 31, 2023	2,721,361	$7.61

During the year ended December 31, 2023, the Company recorded stock-based compensation of $5.5 million related to RSUs. As of December 31, 2023, the unrecognized stock-based compensation associated with unvested RSUs was $16.2 million, which is expected to be recognized over a weighted-average period of 2.9 years.

Employee Stock Purchase Plan

In July 2021, the board of directors and stockholders adopted and approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The Company initially reserved 850,000 shares of common stock for future issuance under the ESPP. This initial reserve is subject to annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031. These annual increases shall be equal to the lesser of (i) 1% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Board, subject to certain limitations. Pursuant to the evergreen provision, the initial share reserve was increased by 482,981 and 475,074 shares on January 1, 2023 and 2022, respectively.

The Company has two offering periods annually, running for six-months, with the first offering period beginning in the second quarter, and the second offering period beginning in the fourth quarter. The purchase of shares for participants in the ESPP occurs at the conclusion of each offering period.

For the year ended December 31, 2023, participants in the ESPP purchased 220,877 shares for a total of $0.9 million. As of December 31, 2023, the Company has collected payroll withholdings of $0.1 million in the current offering period for the purchase of shares under the ESPP. The Company recorded stock-based compensation expense associated with the ESPP of $0.6 million for the year ended December 31, 2023.

As of December 31, 2023 and 2022, there were 1,488,227 shares and 1,226,123 shares of common stock available for issuance under the ESPP.

The fair value of shares to be issued under the ESPP was estimated using the Black-Scholes valuation model with the following assumptions for the years ended December 31, 2023 and 2022, respectively:

Years ended December 31,
	2023	2022
Expected term (in years)	0.48 - 0.50	0.48 - 0.50
Expected volatility	66.72% - 197.51%	76.50% - 97.38%
Risk-free interest rate	4.62% - 5.40%	1.51% - 4.62%
Dividend yield	–	–

Stock-Based Compensation

The following is a summary of stock-based compensation expense by function (in thousands):

	Years Ended December 31,
	2023	2022
Cost of goods sold	$289	$167
Research and development	2,111	1,315
Selling, general and administrative	12,181	11,481
Total stock-based compensation expense	$14,581	$12,963

Note 9. Net Loss per Share Attributable to Common Stockholders

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. As the Company reported a net loss for the years ended December 31, 2023 and 2022, basic net loss per share is the same as diluted net loss per share as the inclusion of potentially dilutive shares would have been antidilutive if included in the calculation.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Years Ended December 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(55,547)	$(86,242)
Denominator:
Weighted-average shares of common stock outstanding—basic and diluted	48,628,940	47,849,058
Net loss per share attributable to common stockholders—basic and diluted	$(1.14)	$(1.80)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	December 31,
	2023	2022
Options to purchase common stock	4,980,190	4,819,906
Restricted stock units	2,721,361	1,014,123
Total	7,701,551	5,834,029

Note 10. Income Taxes

The Company’s income tax provision for the years ended December 31, 2023 and 2022, consists of the following (in thousands):

Current

	December 31,
	2023	2022
Federal	$—	$—
Foreign	110	47
State	—	—
Provision (benefit) for income taxes	$110	$47

The Company's components of income/(loss) before the provision for income taxes includes domestic loss of $55.7 million and $86.0 million for the years ended December 31, 2023 and 2022, respectively. Foreign income/(loss) for the year ended December 31, 2023 was income of $0.2 income, while the Company recorded a net loss of $0.2 million for the year ended December 31, 2022.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between carrying value of assets and liabilities for financial reporting purposes and the tax basis of these assets and liabilities as measured by income tax law. The income tax effect of temporary differences that give rise to deferred tax assets and (liabilities) consist of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$60,753	$52,616
Deferred compensation	5,547	3,974
Research and development expenses	4,566	1,743
Research and development credits	2,357	1,918
Disallowed interest expense carryover	830	444
Operating lease liability	388	436
Provision for bad debt	310	398
Other	285	144
Gross deferred tax assets	75,036	61,673
Less: Valuation allowance	(74,655)	(61,251)
Deferred tax assets, net of valuation allowance	381	422
Operating lease right-of-use assets	(381)	(422)
Deferred tax liabilities:	(381)	(422)
Net deferred tax assets	$—	$—

Internal Revenue Code (IRC) Section 382 limits the use of federal net operating losses and income tax credit carryforwards in certain situations where changes occur in stock ownership of a company. If the Company should have an ownership change of more than 50% of the value of the Company’s capital stock, utilization of the carryforwards could be restricted.

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows (in thousands):

	December 31,
	2023	2022
Tax at statutory federal rate	21%	21%
State tax, net of federal benefit	5%	5%
Research and development credit	2%	1%
Change in valuation allowance	(25)%	(26)%
Other	(3)%	(1)%
Effective tax rate	—	—

A valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. As of each reporting date, the Company's management considers all evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. As of December 31, 2023, a full valuation allowance for deferred tax assets was recorded as management believes it is not more likely than not that all of the deferred tax assets will be realized. At December 31, 2023 and 2022, the Company has a net operating loss carryforward for federal income tax purposes of approximately $235.5 million and $204.6 million, respectively. At December 31, 2023 and 2022, the Company has a net operating loss carryforward for state income tax purposes of approximately $201.6 million and $187.5 million, respectively. Of the Company's federal net operating loss carryovers, $14.8 million was generated before January 1, 2018 and is subject to a 20-year carryforward period. The remaining $220.7 million can be carried forward indefinitely but is subject to an 80% taxable income limitation. The pre-2018 federal and certain state net operating losses will begin to expire in 2031 and 2032, respectively, if not utilized.

As of December 31, 2023 and 2022, the Company has federal research and development income tax credit carryforwards of approximately $1.9 million and $1.5 million, respectively. As of December 31, 2023 and 2022, the Company has state research and development income tax credit carryforwards of approximately $1.7 million and $1.5 million, respectively. The Federal income tax credits begin to expire in 2032. The California Research and Development credits can be carried forward indefinitely. The total amount of uncertain tax positions ("UTP") on research and development tax credits is $0.9 million and $0.7 million as of December 31, 2023 and 2022, respectively. The Company does not expect any significant change to the UTP balances in the next 12 months.

As of December 31, 2023 and 2022, the Company has business interest expense carryforwards of $0.8 million and $0.4 million, respectively. Business interest expense can be carried forward indefinitely.

The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

	December 31,
	2023	2022
Unrecognized tax benefits at the beginning of the year	$741	$580
Additions based on tax positions related to the current year	162	161

Additions for tax positions of prior years	—	—
Unrecognized tax benefits at the end of the year	$903	$741

The Company does not have any material uncertain tax positions as of December 31, 2023 and does not expect any significant change to such balances in the next twelve months.

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

The Surgical Glaucoma segment includes sales of the Company’s OMNI® Surgical System and SION® Surgical Instrument for use in minimally invasive glaucoma procedures. The Dry Eye segment includes sales of the Company’s TearCare® System and related components.

The following table summarizes select operating results information for each reportable segment (dollars in thousands):

	Years Ended December 31,
	2023	2022
Revenue
Surgical Glaucoma	$74,310	$65,594
Dry Eye	6,746	5,737
Total	81,056	71,331
Cost of goods sold
Surgical Glaucoma	8,830	8,295
Dry Eye	3,051	4,066
Total	11,881	12,361
Gross profit
Surgical Glaucoma	65,480	57,299
Dry Eye	3,695	1,671
Total	69,175	58,970
Operating expense	126,449	142,924
Loss from operations	(57,274)	(83,954)
Interest expense	(5,408)	(4,466)
Other expense, net	7,245	2,225
Loss before income tax	$(55,437)	$(86,195)

The Company does not allocate any income and expenses beyond revenue and cost of goods sold to the reportable operating segments in its reporting to the CODM. No asset information is provided for reportable operating segments because they are not reviewed by the CODM on segment basis. Substantially all of the Company’s revenue is generated from sales in the United States.

Note 12. Subsequent Events

The Company evaluated subsequent events through March 12, 2024, the date on which the consolidated financial statements were available for issuance.

Hercules Capital Loan Agreement

In January 2024, the Company entered into the Hercules Credit Agreement with Hercules and certain of its affiliates, which provides for a maximum $65.0 million credit facility. At closing, Hercules funded $35.0 million, which the Company utilized to pay in full the balance due under the MidCap Term Loan. The Hercules Credit Agreement has a maturity date of July 1, 2028, with an interest only period of 30 months, which is extendable to up to 36 months. The stated floating interest rate under the Hercules Credit Agreement is the greater of 10.35% or the Prime Rate plus 2.35%, with an initial interest rate of 10.85%. See Note 5, Debt for additional information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our principal executive officer and our principal financial and accounting officer, evaluated our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer, and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. “Internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management, with the participation and supervision of our principal executive officer and our principal financial and accounting officer, assessed the effectiveness of our internal control over financial reporting.

In making this assessment, our management used the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment as of the end of the period covered by this Annual Report on Form 10-K, our management concluded that our internal control over financial reporting was effective. In making this conclusion, our management concluded that our previously identified material weakness in internal control over financial reporting has been fully remediated, as discussed in more detail below.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by SEC rules for emerging growth companies.

Remediation of Previously Reported Material Weakness

As we disclosed in our Annual Report on Form 10-K for the years ended December 31, 2022 and December 31, 2021, we previously identified a material weakness in our internal control over financial reporting. The material weakness related to a lack of sufficient full-time accounting personnel with requisite experience and deep technical accounting knowledge to (i) identify and resolve complex accounting issues under GAAP, and (ii) enable appropriate segregation of duties and reviews over the financial reviews over the financial close and reporting process.

Our management, with the oversight of the Audit Committee of our Board of Directors, designed and implemented measures to remediate the control deficiencies contributing to the material weakness. Throughout the years ended December 31, 2023 and December 31, 2022, we enhanced our technical accounting resources by hiring experienced staff and utilizing additional external experts to ensure sufficient support for timely resolution of complex, non-routine transactions. Based upon these remediation actions, as well as testing of operating effectiveness of those remedial controls over a sustained period of financial reporting cycles, we have concluded that the previously reported material weakness has been fully remediated as of December 31, 2023.

Changes in Internal Control over Financial Reporting

Other than the changes made to remediate the material weakness described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended December 31, 2023, none of our directors or "officers" (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of SEC Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Paul Badawi, 49, is a co-founder of our Company and has served as our Chief Executive Officer and a member of our Board since the Company was founded in 2011. Prior to launching Sight Sciences, Mr. Badawi led the U.S. healthcare venture capital practice for 3i Group, a global private equity firm. Mr. Badawi holds an M.B.A. from the University of California, Los Angeles and a B.S. in Biological Sciences from the University of Chicago.

David Badawi, M.D., 54, is a co-founder of our Company and has served as our Chief Technology Officer and a member of our Board since the Company was founded in 2011. Since 2012, Dr. Badawi has also served as the president and a practicing ophthalmologist at Central Eye Care Ltd, an ophthalmology practice. Dr. Badawi holds an M.D. from Georgetown University and a B.S. in Microbiology from the University of Maryland.

Alison Bauerlein, 42, has served as our Chief Financial Officer and Treasurer since April 2023. Ms. Bauerlein co-founded Inogen, Inc. (“Inogen”) (Nasdaq: INGN), a publicly traded medical technology company, in 2001, and previously served as Inogen’s Executive Advisor from December 2021 to April 2022, Chief Financial Officer, from 2009 until December 2021, Executive Vice President of Finance from March 2014 until December 2021, Corporate Secretary from 2002 until July 2021, and Corporate Treasurer from 2002 until December 2021. Ms. Bauerlein has served as a member of the board of directors, and chairperson of the audit committee of Pear Therapeutics, Inc., a software-based digital therapeutics company, since December 2021, and as a member of the board of directors and a member of the audit committee of Koya Medical, Inc., a private company, since March 2021. She also served as a member of the board of directors and a member of the audit committee of Gelesis Holdings, Inc, a biotherapeutics company, from January 2022 until October 2023 and as a member of the board of directors and a member of the audit committee of Equinox Ophthalmic, Inc. from June 2020 until March 2023. Ms. Bauerlein received a B.A. in economics/mathematics with high honors from the University of California, Santa Barbara.

Sam Park, 63, has served as our Chief Operating Officer since March 2020. Previously, Mr. Park served as VP of R&D and Operations at SurgRx where he led the development of EnSeal Vessel Sealing System which was purchased by Ethicon-Endo Surgery of J&J. From March 2016 to May 2019, Mr. Park served as the founder and Chief Executive Officer of Park Medical, a medical device company. Mr. Park has held various other executive and technical positions at Spineview (Expending Innovation), Arthrocare (acquired by Smith and Nephew), CardioGenesis, and Origin Medsystems (acquired by Eli Lily, later Guidant). Mr. Park holds a B.S. in Mechanical Engineering from the University of California, Irvine.

Matthew Link, 49, has served as our Chief Commercial Officer since September 2023. Mr. Link also serves as Managing Partner at Orion Healthcare Advisors, LLC (“Orion”), a consulting services provider from 2021 to present. Before Orion, Mr. Link served in increasing leadership positions at NuVasive Inc. (“NuVasive”), a global leader in surgical implants and enabling technology for spine surgery and orthopedics, from 2006 to 2021. Mr. Link joined NuVasive as an Area Business Manager and rose to the level of President where his responsibilities included oversight of global business units in spine, neurophysiology and orthopedics. Prior to NuVasive, Mr. Link held commercial leadership roles at Depuy Orthopedics and Depuy Spine. He currently serves as a member of the board of directors of and a member of the compensation committee and nominating committee of Fibrobiologics (Nasdaq: FBLG), and as a member of the board of directors of Springbok Analytics, Intravu, Cavalier Futures, and DinamicOR MAH Partners, and the Coulter Translational Research Endowment at the University of Virginia. Mr. Link received a BSEd in Physical Education and Sports Medicine from the University of Virginia.

Jeremy Hayden, 54, has served as our Chief Legal Officer since April 2020. From August 2017 to April 2020, Mr. Hayden served as General Counsel of Endologix, Inc. Prior to that, Mr. Hayden served as General Counsel and Vice President, Business Development at Cytori Therapeutics, Inc. from July 2015 to August 2017, and from May 2012 to July 2015 he served as Assistant General Counsel at Volcano Corporation, a publicly traded medical device company that was acquired by Royal Phillips in 2015. Mr. Hayden holds a J.D. from the University of Michigan Law School and an A.B. in Politics from Princeton University.

Staffan Encrantz, 72, has served as a member of our Board since 2017. Mr. Encrantz is the President of Allegro Investment Inc., the investment manager of Allegro Investment Fund, L.P., and has served as such since 1997. Mr. Encrantz holds a law degree from Uppsala University, Sweden.

Brenda Becker, 64, has served as a member of our Board since March 2022. Since 2007, Ms. Becker has served as Senior Vice President, Global Government Affairs of Boston Scientific. Prior to joining Boston Scientific, Ms. Becker served in the George W. Bush administration under former Vice President Dick Cheney as Assistant to the Vice President for Legislative Affairs. In that capacity, she advised the Vice President and senior White House staff on legislative strategy from 2004 to 2007. In addition, from 2001 to 2004, Ms. Becker served as the Assistant Secretary for Legislative and Intergovernmental Affairs at the U.S. Department of Commerce where she provided counsel to the Secretary of Commerce and other senior commerce officials. Ms. Becker holds a B.A. in Political Science and Public Administration from Michigan State University and an M.B.A. from Central Michigan University.

Tamara Fountain, M.D., 61, has served as a member of our Board since July 2022. Dr. Fountain served as a member of the board of directors from January 2020 to January 2023 and as the 2021 President of the American Academy of Ophthalmology and was named to the board of directors of the American Board of Ophthalmology in January 2022. She has also served as a member of the board of directors and a member of the audit committee of RxSight (Nasdaq: RXST) since January 2022. She has been on faculty at Rush University Medical Center in Chicago since May 1998 where she is professor of ophthalmology and section chair emeritus of ophthalmic plastic and reconstructive surgery. She has maintained a private practice, Ophthalmology Partners, Ltd., on Chicago’s North Shore since December 2000. Dr. Fountain was chair for Alumni Fund Giving at Harvard Medical School from January 2016 to June 2019 and served as President of the American Society of Ophthalmic Plastic and Reconstructive Surgery in 2018 and as a member of the board of directors from January 2016 to January 2020. She served 15 years on the board of directors of Ophthalmic Mutual Insurance Company (“OMIC”). At the end of her term, Dr. Fountain was elected OMIC’s first woman chair of its board of directors and chair of its audit committee, serving January 2014 to December 2015. Dr. Fountain was President of the Illinois Society of Eye Physicians and Surgeons from January 2002 to December 2005. Dr. Fountain received her B.A. in Human Biology from Stanford University, her M.D. from Harvard Medical School, and in 1992, completed her residency in ophthalmology at Johns Hopkins Hospital’s Wilmer Eye Institute.

Erica Rogers, 60, has served as a member of our Board since November 2019. From October 2012 to November 2023, Ms. Rogers has served as President and Chief Executive Officer and a member of the board of Silk Road Medical (Nasdaq: SILK), a publicly traded medical device company. Ms. Rogers is also a director of Histosonics, a privately held medical device company, and an advisor to Venture Investors. Ms. Rogers also served as a member of the board of directors and member of the compensation committee and audit committee of Lucira Health, Inc., a publicly traded diagnostics company acquired by Pfizer Inc. in 2023, from August 2020 to September 2022. Ms. Rogers holds a B.S. in Zoology from San Diego State University.

Donald Zurbay, 56, has served as a member of our Board since July 2020. Since October 2022, Mr. Zurbay has served as President and Chief Executive Officer of Patterson Companies, Inc. (Nasdaq: PDCO), a publicly traded global medical device company. From June 2018 to October 2022, Mr. Zurbay served as the Chief Financial Officer of Patterson Companies. From March 2004 to February 2017, Mr. Zurbay held various leadership positions at St. Jude Medical, Inc., where he most recently served as Vice President and Chief Financial Officer from August 2012 to January 2017. Mr. Zurbay currently serves as a member of the board and member of the audit committee and compensation committee of Silk Road Medical (NASDAQ: SILK) and served as a member of the board and member of the audit committee of Avedro, Inc., a publicly traded medical technology company acquired by Glaukos Corporation in 2019, from July 2017 to November 2019. Mr. Zurbay holds a B.S. in Business Accounting from the University of Minnesota.

Catherine Mazzacco, 59, has served as a member of our Board since June 2023. Ms. Mazzacco was Chief Executive Officer and President of LEO Pharma, a privately owned global pharmaceutical company, and a member of its board of directors, from August 2019 to November 2021. Prior to this role, Ms. Mazzacco was Senior Vice President, Global Commercial Operations, Life Sciences Division at GE HealthCare Technologies, Inc. (Nasdaq: GEHC), a leading publicly traded global medical technology company, from February 2018 to May 2019. Before joining GE HealthCare, Ms. Mazzacco spent over 25 years at Abbott Laboratories (NYSE: ABT), a multinational publicly traded healthcare company, where she held several global senior operational and strategic leadership roles, including, most recently, Vice President, Global Commercial Operations, Abbott Vision Division, from 2011 to 2017. Ms. Mazzacco has served as a member of the board of directors and a member of the nominating and governance committee of Krystal Biotech, Inc. (Nasdaq: KRYS), a publicly traded gene therapy biotechnology company, since March 2023. Ms. Mazzacco has served as a member of the supervisory board and remuneration and nomination committee of Servier SAS, a privately owned global pharmaceutical company, since February 2022. Ms. Mazzacco holds a Bachelor of Science in Engineering, Option Biotechnology from the University of Compiègne in France.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics, or the Code of Business Conduct and Ethics, which applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Code of Business Conduct and Ethics is available on our website at www.sightsciences.com in the “Corporate Governance” section of the “Investors” page. In addition, we intend to post on our website all disclosures that are required by law concerning any amendments to, or waivers from, any provision of our Code of Business Conduct and Ethics. The inclusion of our website address in this Annual Report on Form 10-K does not include or incorporate by reference the information on the website into this Annual Report on Form 10-K.

The remaining information required by this item will be included in our definitive proxy statement for our 2024 Annual Meeting of Stockholders ("the 2024 Proxy Statement"), to be filed with the SEC no later than 120 days after December 31, 2023, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
(1) Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Financial Statements

(2)
Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the financial statements and notes thereto.

(3)
Exhibits: see Exhibit Index submitted as a separate section of this report
(b)
Exhibits:

Exhibit Index submitted as a separate section of this report

(c)
Not applicable

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation of Sight Sciences, Inc.	8-K	001-40587	3.1	07/19/2021
3.2	Amended and Restated Bylaws of Sight Sciences, Inc.	8-K	001-40587	3.2	07/19/2021
4.1	Third Amended and Restated Investors' Rights Agreement, dated November 23, 2020, as amended	S-1/A	333-257320	4.1	07/08/2021
4.2	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-257320	4.2	07/08/2021
4.3	Description of Capital Stock					*
4.4	Form of Warrant	8-K	001-40587	4.1	1/23/2024
10.1#	Sight Sciences, Inc. 2011 Stock Incentive Plan, as amended, and U.K. sub-plan and forms of agreements thereunder	S-1	333-257320	10.1	6/23/2021
10.2#	Sight Sciences, Inc. 2021 Incentive Award Plan and form of option agreements thereunder	S-1/A	333-257320	10.2	07/08/2021
10.3#	Sight Sciences, Inc. 2021 Incentive Award Plan Sub-Plan for UK Employees and Forms of Agreements thereunder	10-Q	001-40587	10.1	05/10/2022
10.4#	Sight Sciences, Inc. Non-Employee Director Compensation Program	S-1/A	333-257320	10.3	07/08/2021
10.5#	Sight Sciences, Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-257320	10.4	07/08/2021
10.6#	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-257320	10.5	07/08/2021
10.7#	Employment Agreement between Sight Sciences, Inc. and Paul Badawi, dated July 7, 2021	S-1/A	333-257320	10.11	07/08/2021
10.8#	Employment Agreement between Sight Sciences, Inc. and Sam Park, dated July 7, 2021	S-1/A	333-257320	10.13	07/08/2021
10.9#	Employment Agreement between Sight Sciences, Inc. and David Badawi, M.D., dated July 7, 2021	S-1/A	333-257320	10.14	07/08/2021
10.10#	Employment Agreement between Sight Sciences, Inc. and Jeremy Hayden, dated July 7, 2021	10-K	0001-40587	10.10	3/16/2023	*
10.11#	Employment Agreement between Sight Sciences, Inc. and Alison Bauerlein, dated April 3, 2023	10-Q	001-40587	10.1	5/8/2023
10.12#	Employment Agreement between Sight Sciences, Inc. and Matthew Link, dated September 11, 2023	10-Q	001-40587	10.2	11/07/2023
10.13	Multi-Tenant Space Lease between Sight Sciences and Deerfield Campbell, LLC, dated February 5, 2021.	S-1	333-257320	10.7	06/23/2021
10.14	First Amendment to Multi-Tenant Space Lease between Sight Sciences and Deerfield Campbell, LLC, dated December 15, 2023					*
10.15	Amended and Restated Credit and Security Agreement (Term Loan) between Sight Sciences, Inc. and Midcap Financial Trust, dated November 23, 2020	S-1	333-257320	10.8	06/23/2021
10.16	First Amendment to the Amended and Restated Credit and Security Agreement (Term Loan) between Sight Sciences, Inc. and Midcap Financial Trust, dated October 5, 2021	10-Q	001-40587	10.2	11/10/2021
10.17+	Second Amendment to the Amended and Restated Credit and Security Agreement (Term Loan) between Sight Sciences, Inc. and Midcap Financial Trust, dated November 15, 2021	10-K	001-40587	10.14	03/24/2022

10.18	Third Amendment to the Amended and Restated Credit and Security Agreement (Term Loan) between Sight Sciences, Inc. and Midcap Financial Trust, dated December 28, 2022	10-K	001-40587	10.15	3/16/2023
10.19	Fourth Amendment to the Amended and Restated Credit and Security Agreement (Term Loan) between Sight Sciences, Inc. and MidCap Financial Trust, dated November 6, 2023	10-Q	001-40587	10.3	11/07/2023
10.20	Amended and Restated Credit and Security Agreement (Revolving Loan) between Sight Sciences, Inc. and Midcap Funding IV Trust, dated November 23, 2020	S-1	333-257320	10.9	06/23/2021
10.21	First Amendment to the Amended and Restated Credit and Security Agreement (Revolving Loan) between Sight Sciences, Inc. and Midcap Funding IV Trust, dated October 5, 2021	10-Q	001-40587	10.1	11/10/2021
10.22	Second Amendment to the Amended and Restated Credit and Security Agreement (Revolving Loan) between Sight Sciences, Inc. and Midcap Funding IV Trust, dated November 15, 2021	10-K	001-40587	10.13	03/24/2022
10.23	Third Amendment to the Amended and Restated Credit and Security Agreement (Revolving Loan) between Sight Sciences, Inc. and Midcap Funding IV Trust, dated May 10, 1022	10-Q	001-40587	10.1	08/11/2022
10.24	Fourth Amendment to the Amended and Restated Credit and Security Agreement (Revolving Loan) between Sight Sciences, Inc. and Midcap Funding IV Trust, dated December 28, 2022	10-K	001-40587	10.20	3/16/2023
10.25	Supply Agreement between Sight Sciences, Inc. and Peter's Technology (Suzhou CO., LTD., dated January 14, 2021	S-1	333-257320	10.10	06/23/2021
10.26+	Amendment #1 to Supply Agreement between Sight Sciences, Inc. and Peter's Technology (Suzhou) CO. LTD., dated January 28, 2022	10-K	001-40587	10.15	03/24/2022
10.27+	Amendment #2 to Supply Agreement between Sight Sciences, Inc. and Peter's Technology (Suzhou) CO. LTD., dated July 19, 2022	10-Q	001-40587	10.1	11/10/2022
10.28+	Loan and Security Agreement, by and among Sight Sciences, Inc., and certain affiliates of Hercules Capital Inc., and Hercules Capital Inc., dated January 22, 2024	8-K	001-40587	10.1	1/23/2024
21.1	Subsidiaries of Sight Sciences, Inc.					*
23.1	Consent of Deloitte & Touche LLP					*
24.1	Power of Attorney					*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
97.1	Sight Sciences, Inc. Policy for Recovery of Erroneously Awarded Compensation					*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

* Filed herewith.

** Furnished herewith.

# Indicates a management or compensatory plan.

+ Portions of this exhibit are redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish an unredacted copy of such exhibit, or a copy of any omitted schedule or exhibit, to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGHT SCIENCES, INC.

Date: March 12, 2024	By:	/s/ Alison Bauerlein
Alison Bauerlein
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Paul Badawi	President, Chief Executive Officer and Director	March 12, 2024
Paul Badawi	(Principal Executive Officer)

/s/ Alison Bauerlein	Chief Financial Officer (Principal Financial	March 12, 2024
Alison Bauerlein	Officer and Principal Accounting Officer)

/s/ Staffan Encrantz	Chairman of the Board of Directors	March 12, 2024
Staffan Encrantz

/s/ David Badawi	Chief Technology Officer and Director	March 12, 2024
David Badawi, M.D.

/s/ Tamara Fountain	Director	March 12, 2024
Tamara Fountain, M.D.

/s/ Brenda Becker	Director	March 12, 2024
Brenda Becker

/s/ Erica Rogers	Director	March 12, 2024
Erica Rogers

/s/ Catherine Mazzacco	Director	March 12, 2024
Catherine Mazzacco

/s/ Donald Zurbay	Director	March 12, 2024
Donald Zurbay