Form 10-Q
period 2024-03-31
Sight Sciences, Inc.
filed 2024-05-06
CIK 1531177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of the close of business on May 1, 2024, the registrant had 49,756,252 shares of Common Stock, par value $0.001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Sight Sciences,” “we,” “us” and “our” refer to Sight Sciences, Inc.

This Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2024 (this "Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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
•
factors and trends impacting our financial results, including our product development approach, market education, and our ability to achieve operating and financial milestones with optimal capital efficiency;
•
our ability to scale our infrastructure to achieve our business objectives;
•
our ability to manage and grow our business by expanding our sales to existing customers or introducing our products to new customers;
•
our ability to establish and maintain intellectual property protection for our products or avoid claims of infringement;
•
potential effects of extensive government regulation;
•
our ability to protect and scale our intellectual property portfolio;
•
our ability to hire and retain key personnel;
•
our ability to obtain financing in future offerings;
•
the volatility of the trading price of our common stock;
•
our expectation regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act (the "JOBS Act"); and
•
our ability to maintain proper and effective internal controls.

Actual events or results may differ from those expressed in forward-looking statements. As such, you should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, prospects, strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions, and other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the "SEC") on March 13, 2024 (our "Annual Report"), and elsewhere in this Quarterly Report. Moreover, we operate in a highly competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SIGHT SCIENCES, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$127,284	$138,129
Accounts receivable, net of allowance for credit losses of $1,019 and $1,186 at March 31, 2024 and December 31, 2023, respectively	15,643	14,289
Inventory, net	6,871	7,849
Prepaid expenses and other current assets	2,291	2,604
Total current assets	152,089	162,871
Property and equipment, net	1,550	1,640
Operating lease right-of-use assets	1,297	1,458
Other noncurrent assets	624	682
Total assets	$155,560	$166,651
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,666	$1,731
Accrued compensation	4,028	4,528
Accrued and other current liabilities	5,999	3,774
Current portion - long-term debt, net	—	2,219
Total current liabilities	11,693	12,252
Long-term debt	33,697	31,708
Other noncurrent liabilities	961	2,476
Total liabilities	46,351	46,436
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 49,565,200 and 49,131,363 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	50	49
Additional paid-in-capital	420,215	414,956
Accumulated deficit	(311,056)	(294,790)
Total stockholders’ equity	109,209	120,215
Total liabilities and stockholders’ equity	$155,560	$166,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue	$19,265	$18,824
Cost of goods sold	2,793	3,048
Gross profit	16,472	15,776
Operating expenses:
Research and development	4,636	4,669
Selling, general and administrative	26,559	28,675
Total operating expenses	31,195	33,344
Loss from operations	(14,723)	(17,568)
Investment income	1,648	1,810
Interest expense	(1,204)	(1,276)
Loss on debt extinguishment	(1,962)	—
Other expense, net	(8)	(19)
Loss before income taxes	(16,249)	(17,053)
Provision for income taxes	17	14
Net loss and comprehensive loss	$(16,266)	$(17,067)
Net loss per share attributable to common stockholders, basic and diluted	$(0.33)	$(0.35)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	49,486,263	48,405,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	49,131,363	$49	$414,956	$(294,790)	$120,215
Issuance of common stock upon exercise of stock options	132,958	—	145	—	145
Issuance of common stock upon vesting of restricted stock units	300,879	1	(1)	—	—
Warrant issuance	—	—	609	—	609
Stock-based compensation expense	—	—	4,506	—	4,506
Net loss	—	—	—	(16,266)	(16,266)
Balance at March 31, 2024	49,565,200	50	420,215	(311,056)	109,209

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	48,298,138	$48	$399,271	$(239,243)	$160,076
Issuance of common stock upon exercise of stock options	46,208	—	49	—	49
Issuance of common stock upon vesting of restricted stock units	106,032	—	—	—	—
Withholding taxes on net share settlement of restricted stock units	—	—	(205)	—	(205)
Stock-based compensation expense	—	—	3,523	—	3,523
Net loss	—	—	—	(17,067)	(17,067)
Balance at March 31, 2023	48,450,378	48	402,638	(256,310)	146,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(16,269)	$(17,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	192	146
Accretion of debt discount and amortization of debt issuance costs	94	144
Stock-based compensation expense	4,506	3,523
Provision for credit losses	36	(250)
Provision for excess and obsolete inventories	(25)	12
Noncash operating lease expense	160	242
Loss on disposal of property and equipment	—	66
Noncash loss on extinguishment of debt	1,033	—
Changes in operating assets and liabilities:
Accounts receivable	(1,390)	(959)
Inventory	1,003	(1,036)
Prepaid expenses and other current assets	317	593
Other noncurrent assets	12	(13)
Accounts payable	371	878
Accrued compensation	(501)	(2,394)
Accrued and other current liabilities	2,116	(1,345)
Other noncurrent liabilities	(1,441)	77
Net cash used in operating activities	(9,786)	(17,383)
Cash flows from investing activities
Purchases of property and equipment	(117)	(126)
Net cash used in investing activities	(117)	(126)
Cash flows from financing activities
Net proceeds from Hercules Loan Agreement	34,526	—
Repayment of MidCap Term Loan	(35,375)	—
Debt issuance costs	(238)	—
Taxes paid on the net share settlement of restricted stock units	—	(205)
Proceeds from exercise of common stock options	145	49
Net cash used in financing activities	(942)	(156)
Net change in cash and cash equivalents	(10,845)	(17,665)
Cash and cash equivalents at beginning of period	138,129	185,000
Cash and cash equivalents at end of period	$127,284	$167,335

Supplemental disclosure of cash flow information
Cash paid for interest	$1,054	$1,002
Supplemental noncash disclosure of investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$—	$10
Common stock warrants issued upon execution of term loan agreement	$609	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Company and Nature of Business

Description of Business

Sight Sciences, Inc. (the “Company”) was incorporated in the State of Delaware in 2010 and is headquartered in Menlo Park, California. The Company is an ophthalmic medical device company focused on the development and commercialization of surgical and nonsurgical technologies for the treatment of prevalent eye diseases. The Company’s mission is to develop transformative, interventional technologies that allow eyecare providers to procedurally elevate the standards of care—empowering people to keep seeing.

The Company's product portfolio aligns with its two reportable operating segments: Surgical Glaucoma and Dry Eye. The products for the Surgical Glaucoma segment include the OMNI® Surgical System ("OMNI"), which is an implant-free, handheld, single-use, therapeutic technology that enables ophthalmic surgeons to perform a comprehensive procedure to reduce intraocular pressure in adult glaucoma patients, the world's leading cause of irreversible blindness, and the SION® Surgical Instrument ("SION"), a bladeless, manually operated device used in ophthalmic surgical procedures to excise trabecular meshwork. The product portfolio for the Dry Eye segment consists of the TearCare® System ("TearCare") for ophthalmologists and optometrists. TearCare is a proprietary, interventional, dry eye device designed to melt and facilitate the comprehensive removal of meibomian gland obstructions and restore gland functionality and healthy oil production for adult patients with evaporative dry eye disease due to meibomian gland dysfunction (“MGD”) when used in conjunction with manual expression of the meibomian glands, enabling clearance of gland obstructions by physicians to address the leading cause of dry eye disease.

Significant Risks and Uncertainties

Since inception, the Company has incurred losses and negative cash flows from operations. As of March 31, 2024, the Company had an accumulated deficit of $311.1 million and recorded a net loss of $16.3 million for the three months then ended and expects to incur additional losses in the future. If the Company’s revenue levels from its products are not sufficient or if the Company is unable to secure additional funding when desired, the Company may need to delay the development of its products, scale back its business and operations, or change its business strategy.

The Company believes that its existing sources of liquidity will satisfy its working capital and capital requirements for at least 12 months from the issuance of its unaudited condensed consolidated financial statements. Any failure to generate increased revenue, achieve improved gross margins, or control operating costs could require the Company to raise additional capital through equity or debt financing. Such additional financing may not be available on acceptable terms, or at all, and could require the Company to modify, delay, or abandon some of its planned future expansion or expenditures or reduce some of its ongoing operating costs, which could harm its business, operating results, financial condition, and ability to achieve its intended business objectives.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") applicable to interim periods and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company’s consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sight Sciences UK, Ltd and Sight Sciences GmbH. All intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's financial information contained herein. The condensed consolidated balance sheet as of December 31, 2023 is derived from the Company's consolidated audited financial statements as of that date.

These interim condensed consolidated financial statements do not include all disclosures required by US GAAP and should be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes thereto for the fiscal year ended December 31, 2023, which are contained in the Annual Report. The Company's results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expense during the reporting period. The most significant estimates related to the provision for credit losses, inventory excess and obsolescence, determination of the fair value of stock option grants, and provisions for income taxes and contingencies. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the financial statements. Actual results could differ from these estimates and such differences could be material to the Company’s financial position and results of operations.

New Accounting Pronouncements

Accounting Standards Adopted

During the three month-month period ended March 31, 2024, there were no significant Accounting Standard Updates ("ASUs") issued that were adopted.

Accounting Standards Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure. The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The ASU is effective for fiscal years beginning after December 15, 2023, and interim period within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its disclosures.

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

As of March 31, 2024, there are no additional ASUs issued and not yet adopted that are expected to have a material impact on the Company's financial statements and related disclosures.

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

The Company's cash and cash equivalents included Level 1 investments in treasury securities of $102.4 million and $129.1 million as of March 31, 2024 and December 31, 2023, respectively. These securities are classified as held-to-maturity and all have been purchased with original maturities of 90 days or less. Held-to-maturity debt securities are recorded at amortized cost in the financial statements.

	March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$102,377	$6	$—	$102,383

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$129,113	$28	$—	$129,141

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of March 31, 2024 and December 31, 2023, total debt of $33.7 million and $33.9 million is reported at amortized cost, respectively. This outstanding debt is classified as Level 2 as it is not actively traded. The amortized cost of the outstanding debt approximates the fair value.

The Company measures the fair value of the unissued common stock warrants using the Black-Scholes option pricing method. These are classified as Level 3 liabilities, with an overall value of less than $0.1 million as of March 31, 2024. The unissued warrants are remeasured at each reporting date after the issuance of Hercules Capital Loan Agreement.

The financial statements as of March 31, 2024 and December 31, 2023 do not include any assets or liabilities that are measured at fair value on a nonrecurring basis.

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	As of March 31,	As of December 31,
	2024	2023
Tools and equipment	$2,010	$2,010
Computer equipment and software	37	37
Furniture and fixtures	323	323
Leasehold improvements	38	38
Construction in process	915	859
	3,323	3,267
Less: Accumulated depreciation	(1,773)	(1,627)
Property and equipment, net	$1,550	$1,640

Depreciation expense was $0.1 million for both the three months ended March 31, 2024 and 2023.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	As of March 31,	As of December 31,
	2024	2023
Accrued expenses	$3,570	$1,639
Current portion of lease liabilities	509	573
Short term interest payable	327	375
Other accrued liabilities	1,593	1,187
Total accrued and other current liabilities	$5,999	$3,774

Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	As of March 31,	As of December 31,
	2024	2023
Long term interest payable	$84	$1,524
Noncurrent portion of lease liabilities	802	914
Other noncurrent liabilities	75	38
Total other noncurrent liabilities	$961	$2,476

Note 5. Debt

Hercules Capital Loan Agreement

In January 2024, the Company entered into a Loan and Security Agreement (the “Hercules Loan Agreement”), with Hercules Capital, Inc. (“Hercules”) and certain of its affiliates (collective with Hercules, the “Lenders”), which provides for a senior secured term loan facility in the aggregate principal amount of up to $65.0 million credit facility. An initial tranche of $35.0 million (the “Initial Loan”) was funded under the Hercules Loan Agreement on January 22, 2024 (the “Closing Date”). In addition to the Initial Loan, the Hercules Loan Agreement provides for additional tranches as follows: $5.0 million available in a single draw through December 15, 2024, $10.0 million available to draw upon the achievement of certain performance milestones through September 15, 2025, and $15.0 million available for the Company to draw on through the interest only period in increments of $5.0 million, subject to the sole approval of Hercules' investment committee (such tranche loans together with the Initial Loan, the “Term Loans”).

The Hercules Loan Agreement includes a maturity date of July 1, 2028, with an interest only period running for 30 months, extendable for an additional 6 months for a total of 36 months upon the achievement of certain milestones. The Term Loans accrue interest at a floating annual rate of the greater of 10.35% or the Wall Street Journal prime rate plus 2.35%, with the initial interest rate under the Term Loans equal to 10.85%. The final payment fee is set at 5.95% of the funded balance, which has been partially accrued and recorded as a long-term interest payable in other noncurrent liabilities of $0.1 million as of March 31, 2024. In conjunction with the funding of the Initial Loan, the Company issued warrants to the Lenders to purchase up to an aggregate of 135,686 shares of our common stock at an exercise price of $5.159 per share, which were recorded and classified as equity. Each warrant is exercisable for a period of seven years from the date of issuance and is tradeable in accordance with the provision of Rules 144 of the Securities Act.

The obligations under the Hercules Loan Agreement are guaranteed by the Company and its future subsidiaries, subject to exceptions for certain foreign subsidiaries. The obligations under the agreement are secured by substantially all of the Company's assets, including its material intellectual property. Additionally, the Company is subject to customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. The Company is also subject to certain minimum cash and revenue covenants under the Hercules Loan Agreement. The Company was in compliance with all covenants as of March 31, 2024.

MidCap Loan Agreement

The Company had credit and security agreements with certain entities affiliated with MidCap Financial Services (such entities collectively, “MidCap”), which provided for a $35.0 million senior secured term loan (the “MidCap Term Loan”). In January 2024, the Company terminated the Amended and Restated Credit and Security Agreement (Term Loan) (the “MidCap Term Loan Agreement”) evidencing the MidCap Term Loan and paid off in full the secured obligations thereunder in connection with its entry into the Hercules Loan Agreement. The Company recorded a loss on the extinguishment of debt of $2.0 million during the three months ended March 31, 2024.

The commitment obligations under the MidCap Term Loan Agreement) were guaranteed by the Company’s current and future subsidiaries, subject to exceptions for certain foreign subsidiaries, and secured by substantially all assets of the Company, including material intellectual property. The MidCap Term Loan Agreement had a maturity date of November 1, 2025, and principal payments under the Term Loan were scheduled to commence in December 2024. In addition, the MidCap Term Loan Agreement included a stated floating interest rate that was reserve-adjusted Secured Overnight Finance Rate, plus 7.00%, and a provision for a final payment fee of 6.0% of the $35.0 million MidCap Term Loan balance, which had been partially accrued and recorded as a long-term interest payable in other noncurrent liabilities of $1.5 million as of December 31, 2023.

Maturities Schedule

Long-term and short-term debt as of March 31, 2024 and December 31, 2023, respectively, was as follows (in thousands):

	As of March 31,	As of December 31,
	2024	2023
Hercules Initial Loan	$35,000	$—
MidCap Term Loan	—	35,000
Total principal payments due	35,000	35,000
Less: debt discount related to warrant liability and issuance costs	(1,303)	(1,073)
Total amounts outstanding	33,697	33,927
Less: current portion	—	(2,219)
Total accrued and other current liabilities	$33,697	$31,708

The repayment schedule relating to the Hercules Initial Loan as of March 31, 2024, is as follows (in thousands):

Amount
2024 (remainder)	—
2025	—
2026	6,651
2027	17,283
Thereafter	11,066
Total repayments	$35,000

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

The Company leases its corporate headquarters in Menlo Park, California. The lease commenced in August 2021 and was originally for a term of 37 months from the commencement date. In December 2023, the Company entered into an amendment to the lease, extending the lease term an additional 26 months. Upon signing the amendment, the Company recorded an aggregate lease right-of-use ("ROU") asset and lease liability of $1.2 million. The lease ROU asset and corresponding liability were estimated using a weighted-average incremental borrowing rate of 11.40%. Total base rent for the remaining 34 months under the amended lease agreement is approximately $1.5 million.

During the fourth quarter of 2022, the Company entered into a supply agreement that was expected to last approximately 18 months. In January 2024, the term was extended through December 31, 2024. The supply agreement contained provisions that, when evaluated, indicated an embedded lease was present within the agreement and the Company recorded an aggregate lease ROU asset and lease liability of $0.7 million. The lease ROU asset and corresponding lease liability were estimated using a weighted-average incremental borrowing rate of 10.75%. Total base rent under the agreement is approximately $0.7 million.

The Company recognizes rent expense on a straight-line basis over the noncancelable lease term. The Company’s rent expense was $0.2 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the weighted average remaining lease term for the leases was 2.2 years.

Operating lease expense and supplemental cash flow information related to operating leases for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease expense	$195	$293
Cash paid for operating leases	210	297

Aggregate future minimum lease payments as of March 31, 2024, under these noncancelable operating leases were as follows (in thousands):

As of March 31,
2024
2024 (remainder)	490
2025	548
2026	468
2027	0
Total future minimum lease payments	$1,506
Less: imputed interest	(195)
Present value of future minimum lease payments	$1,311
Less: current portion of operating lease liability	(509)
Operating lease liabilities – noncurrent	$802

Legal Proceedings

On September 16, 2021, the Company filed suit in the U.S. District Court for the District of Delaware (C.A. No. 1:21-cv-01317) (the “Court”) alleging that Ivantis, Inc. (“Ivantis”) directly and indirectly infringes the Company’s U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 by making, using, selling, and offering for sale the Hydrus® Microstent. The Company’s complaint seeks money damages and injunctive relief. On January 24, 2022, Ivantis asserted counterclaims requesting declaratory judgments that the Company's asserted patents-in-suit are not infringed and/or invalid. On August 1, 2022, the Company filed an amended complaint alleging that Alcon Inc., Alcon Vision, LLC and Alcon Research, LLC (collectively, “Alcon”) infringe the four originally asserted patents by making, using, selling, and offering for sale the Hydrus® Microstent, and that all defendants also infringe U.S. Patent No. 11,389,328. The defendants asserted counterclaims requesting declaratory judgments that the Company’s asserted patents-in-suit are not infringed and/or are invalid. In September 2022, Ivantis and Alcon filed petitions with the U.S. Patent Office seeking inter partes review of U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 (IPR2022-01529, IPR2022-01530, IPR2022-01533, IPR2022-01540), each of which the U.S. Patent Office denied for raising prior art references and invalidity arguments that were cumulative of those previously considered by the U.S. Patent Office. On April 26, 2024, at the conclusion of a five-day jury trial, the Company was awarded a positive jury trial verdict of $34 million, comprised of $5.5 million in lost profits damages and $28.5 million in royalty damages for commercial sales of the Hydrus Microstent for the period between its commercial launch through trial. The patents at issue were U.S. Patent Nos. 8,287,482, 9,370,443, and 11,389,328. The Court will entertain post-trial briefings by both parties, including with respect to potential enhancements to the damages and other remedies, and the Court's final judgment will be subject to appeal. The Company is presently unable to predict the outcome of this lawsuit or to reasonably estimate the potential financial impact of the lawsuit on the Company, if any.

The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings, and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations in a given period. As of March 31, 2024 and December 31, 2023, the Company was not involved in any material legal proceedings except as described above.

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director may be subject to any proceeding arising out of acts or omissions of such director in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director liability insurance. This insurance allows the transfer of risk associated with the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of March 31, 2024 and December 31, 2023.

Note 7. Stockholders' Equity

Common Stock

The Company’s certificate of incorporation provides for 200,000,000 authorized shares of common stock, par value $0.001 per share, and 10,000,000 authorized shares of preferred stock, par value $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds are legally available, when and if declared by the board of directors. As of March 31, 2024, no dividends have been declared. Each share of common stock is entitled to one vote.

At March 31, 2024 and December 31, 2023, the Company had reserved common stock for future issuances as follows:

	March 31,	December 31,
	2024	2023
Common stock available for future grant	5,939,266	6,033,176
Common stock options issued and outstanding	4,737,879	4,980,190
Restricted stock units outstanding	5,079,498	2,721,361
Shares available for future purchase under ESPP	1,979,540	1,488,227
Total	17,736,183	15,222,954

Common Stock Warrants

In conjunction with the funding of the Initial Loan under the Hercules Loan Agreement, the Company issued common stock warrants to the Lenders to purchase up to an aggregate of 135,686 shares of our common stock at an exercise price of $5.159 per share. Each warrant is exercisable for up to seven years from the date of issuance. The warrants are classified as equity. During the three months ended March 31, 2024, the fair value of the issued warrants recorded was $0.6 million, which was calculated using the Black-Scholes-Merton (“Black-Scholes”) option pricing model. These warrants were recorded at fair value upon their issuance in additional paid-in capital in the condensed consolidated balance sheet. The warrants are not remeasured after the issuance date.

If the additional Term Loans are funded, the Company will be obligated to issue to the Lenders additional warrants to purchase common stock in an amount equal to 2.0% of the funded balance of each tranche, divided by the exercise price on the date the Company draws funds from such tranche, or the issuance date. The exercise price will be calculated using the five-day volume-weighted average stock price as of such date.

The unissued warrants do not meet the requirements for classification in equity, and are recorded as liabilities in other noncurrent liabilities in the financial statements. The fair value of the unissued common stock warrants was calculated using the Black-Scholes option pricing method and they were recorded at fair value upon the funding of the Hercules Loan Agreement. According to the fair value measurement criteria, the unissued warrants are considered Level 3 liabilities, with an overall value of less than $0.1 million as of March 31, 2024. The unissued warrants are remeasured at each reporting date after the issuance date.

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

The Company initially reserved 5,200,000 shares of common stock for future issuance under the 2021 Plan. This initial reserve is subject to annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031. These annual increases are equal to the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Board, subject to certain limitations. Pursuant to the evergreen provision, the initial share reserve was increased by 2,456,568 shares and 2,414,907 shares on January 1, 2024 and 2023, respectively.

The 2011 Plan was superseded by the 2021 Plan at the time of the IPO and no further grants have been made under the 2011 Plan from the date the 2021 Plan became effective. The terms under the 2011 Plan are consistent with those described above for the 2021 Plan.

As of March 31, 2024 and December 31, 2023 there were 5,939,266 shares and 6,033,176 shares, respectively, of common stock available for issuance under the 2021 Plan.

Stock Option Awards

The following table summarizes stock option activity under the 2021 Plan during the periods presented:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Average Intrinsic Value (in thousands)
Balances as of December 31, 2023	4,980,190	$9.00	7.4	$5,924
Grants	7,377	4.43
Forfeited/cancelled	(116,730)	8.41
Exercised/released	(132,958)	1.09
Balances as of March 31, 2024	4,737,879	$9.23	7.5	$5,363
Vested and exercisable as of March 31, 2024	2,662,119	$9.22	6.7	$3,283
Vested and expected to vest as of March 31, 2024	4,737,879	$9.23	7.5	$5,363

During the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation expense of $1.9 million and $2.2 million related to stock option awards, respectively. The weighted-average grant-date fair values of options granted during the three months ended March 31, 2024 and 2023 was $2.71 and $6.91 per share, respectively.

The aggregate intrinsic value of options exercised was $0.5 million during the three months ended March 31, 2024. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise. As of March 31, 2024, the unrecognized stock-based compensation expense relating to unvested options was $12.2 million, which is expected to be recognized over a weighted-average period of 1.6 years.

Determination of Fair Value

The Company estimated the grant date fair value of stock options using the Black-Scholes option-pricing model, which requires the use of high subjective and complex valuation assumptions to determine the fair value of stock-based awards, including the option’s expected term, the expected volatility of the underlying stock, the risk-free interest rate, and the expected dividend yield. For the purposes of the Black-Scholes valuation model, the Company used the simplified method for determining the expected term of the granted options. The simplified method was used since the Company does not have adequate historical data to utilize in calculating the expected term of options. The fair value for options granted was calculated using the following weighted average assumptions:

	Three Months Ended March 31,
	2024	2023
Expected term (in years)	6.13	5.60 – 6.02
Expected volatility	61.67%	79.73%
Risk-free interest rate	4.28%	3.66% – 3.67%
Dividend yield	–	–

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

The following table summarizes restricted share award activity:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding, December 31, 2023	2,721,361	$7.61
Grants	2,700,788	4.29
Forfeited/cancelled	(40,957)	7.64
Vested	(301,694)	11.86
Outstanding, March 31, 2024	5,079,498	$5.58

During the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation expense of $2.3 million and $1.1 million, respectively, related to the RSUs. As of March 31, 2024, there was $25.2 million of total unrecognized stock-based compensation expense relating to the RSUs that is expected to be recognized over a weighted-average period of 3.1 years.

Employee Stock Purchase Plan

In July 2021, the board of directors and stockholders adopted and approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The Company initially reserved 850,000 shares of common stock for future issuance under the ESPP. This initial reserve is subject to annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031. These annual increases shall be equal to the lesser of (i) 1% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Board, subject to certain limitations. Pursuant to the evergreen provision, the initial share reserve was increased by 491,313 and 482,981 shares on January 1, 2024 and 2023, respectively.

The Company has two offering periods annually, running for six-months, with the first offering period beginning in the second quarter, and the second offering period beginning in the fourth quarter. The purchase of shares for participants in the ESPP occurs at the conclusion of each offering period.

During the three months ended, March 31, 2024, there were no purchases made under the ESPP. As of March 31, 2024, the Company has collected payroll withholdings of $0.4 million in the current offering period for the purchase of shares under the ESPP. The Company recorded stock-based compensation expense associated with the ESPP of $0.2 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, there were 1,979,540 shares of common stock available for issuance under the ESPP.

The fair value of shares to be issued under the ESPP was estimated using the Black-Scholes valuation model with the following assumptions for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,
	2024	2023
Expected term (in years)	0.49	0.48
Expected volatility	197.51%	97.38%
Risk-free interest rate	5.40%	4.62%
Dividend yield	–	–

Stock-Based Compensation

The following is a summary of stock-based compensation expense by function (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of goods sold	$106	$59
Research and development	605	529
Selling, general and administrative	3,795	2,935
Total stock-based compensation expense	$4,506	$3,523

Note 9. Net Loss per Share Attributable to Common Stockholders

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. As the Company reported a net loss for the three months ended March 31, 2024 and 2023, basic net loss per share is the same as diluted net loss per share for each of the reported periods.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(16,266)	$(17,067)
Denominator:
Weighted-average shares of common stock outstanding—basic and diluted	49,486,263	48,405,271
Net loss per share attributable to common stockholders—basic and diluted	$(0.33)	$(0.35)

The following potentially dilutive issued and outstanding securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive as a result of the net loss position:

	March 31,
	2024	2023
Stock option awards	4,737,879	5,095,956
Restricted stock units	5,079,498	1,840,324
Common stock warrants	135,686	—
Total	9,953,063	6,936,280

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

The following table summarizes select operating results information for each reportable segment (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue
Surgical Glaucoma	$18,257	$17,334
Dry Eye	1,008	1,490
Total	19,265	18,824
Cost of goods sold
Surgical Glaucoma	2,209	2,362
Dry Eye	584	686
Total	2,793	3,048
Gross profit
Surgical Glaucoma	16,048	14,972
Dry Eye	424	804
Total	16,472	15,776
Operating expense	31,195	33,344
Loss from operations	(14,723)	(17,568)
Investment income	1,648	1,810
Interest expense	(1,204)	(1,276)
Loss on debt extinguishment	(1,962)	—
Other expense, net	(8)	(19)
Loss before income tax	$(16,249)	$(17,053)

The Company does not allocate any income and expenses beyond revenue and cost of goods sold to the reportable operating segments in its reporting to the CODM. No asset information is provided for reportable operating segments because they are not reviewed by the CODM on a segment basis. Substantially all of the Company’s revenue is generated from sales in the United States.

Note 11. Subsequent Events

The Company is plaintiff in a suit against Ivantis, Inc., Alcon Research LLC, Alcon Vision, LLC, and Alcon Inc. (collectively, “Alcon”) in the U.S. District Court for the District of Delaware (the “Court”). On April 26, 2024, the Company received a positive jury trial verdict of $34 million finding that Alcon willfully infringed, directly and indirectly, three of the Company's asserted patents. The monetary damages comprised $5.5 million in lost profits damages and $28.5 million in royalty damages for commercial sales of the Hydrus Microstent for the period between its commercial launch through trial. The patents at issue were U.S. Patent Nos. 8,287,482, 9,370,443, and 11,389,328. The Court will entertain post-trial briefings by both parties, including with respect to potential enhancements to the damages and other remedies, and the Court's final judgment will be subject to appeal.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included in Park I, Item 1, “Financial Statements,” within this Quarterly Report and our audited consolidated financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data,” in our Annual Report. Certain statements included in this discussion and analysis constitute “forward-looking statements” that are subject to considerable risks and uncertainties. Please see the information under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report.

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

We sell OMNI and SION to facilities where ophthalmic surgeons perform outpatient procedures, such as ambulatory service centers ("ASCs") and hospital outpatient departments ("HOPDs"), which are typically reimbursed by Medicare or private payors for procedures using our products. We sell TearCare to ECPs. Currently, there is no meaningful reimbursement coverage by Medicare or private payors for meibomian gland disease ("MGD") procedures, including TearCare, and patients typically pay out-of-pocket for TearCare, although some payors may agree to provide case-based coverage outside of a formal policy. We are continuing our controlled commercial launch and are focused on our comprehensive, clinical data-driven long-term market development plan that aims to improve awareness and patient access to TearCare. We have dedicated meaningful resources to execute our commercial strategy as we reduce operating expenses and improve cost efficiencies to better align our operating structure for long-term, profitable growth. The overall success of our approach to eyecare to date is evidenced by over 230,000 estimated uses of Surgical Glaucoma products and their predicates in over 1,900 hospitals and ASCs in the U.S. and Europe, and over 55,000 estimated uses of TearCare in over 1,500 eyecare facilities in the U.S. through March 31, 2024.

We do not currently operate any manufacturing facilities and instead contract with third parties for our production requirements. We believe our suppliers will be able to meet our current and anticipated manufacturing needs across all our products. We plan to continue to utilize third party contract manufacturers for our products and any related components.

Revenue in our Surgical Glaucoma segment for the three-months ended March 31, 2024 and 2023 was $18.3 million and $17.3 million, respectively, with gross margins for the same periods of 87.9% and 86.4%, respectively. Revenue in our Dry Eye segment for the three-months ended March 31, 2024 and 2023 was $1.0 million and $1.5 million, respectively, with gross margins for the same periods of 42.1% and 54.0%, respectively. Given the earlier stage of TearCare’s commercial development, we expect our Dry Eye segment’s gross margins to be lower than our Surgical Glaucoma segment’s gross margins for the near- and medium-term due to the allocation of fixed labor and overhead costs to the segment's cost of goods sold. In the first quarter of 2024, approximately 95% of our revenue was generated from customers in the U.S.

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

To date, our primary sources of capital have been private placements of redeemable convertible preferred stock, debt financing agreements, the sale of common stock in our IPO, and revenue from the sale of our products. As of March 31, 2024, we had an outstanding term loan balance of $35.0 million (excluding debt discount and amortized debt issuance costs), cash and cash equivalents of $127.3 million and an accumulated deficit of $311.1 million.

Factors Affecting Our Business and Results of Operations

We believe there are several important factors that have impacted and that will continue to impact our business, financial condition, and results of operations. Except as described in Part II, Item 1A, "Risk Factors," of this Quarterly Report, there have been no material changes to such factors from those described in our Annual Report under the heading "Factors Affecting Our Business and Results of Operations."

Components of Our Results of Operations

Revenue

We currently derive the majority of our U.S. revenue from the sale of our OMNI and SION products to ASCs and HOPDs and our TearCare products to ECPs. To date, the revenue from our Surgical Glaucoma segment has accounted for over 90% of our total revenue, substantially all of which was generated from sales within the U.S. Our Surgical Glaucoma customers place orders based on their expected procedure volume and reorder as needed, typically on a biweekly, monthly or bimonthly basis. Our TearCare customers typically purchase a TearCare System which consists of one or more TearCare SmartHubsTM (“SmartHubs”), multiple single-use TearCare SmartLids®

(“SmartLids”) and other accessories. After utilizing their initial inventory, customers can reorder SmartLids as needed. No single customer accounted for 10% or more of our revenue for the three months ended March 31, 2024 and 2023.

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

Investment Income

Investment income primarily consists of interest and amortization on held-to-maturity investments in treasury securities.

Interest Expense

Interest expense consists primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the accretion of debt discount and amortization of debt issuance costs associated with our term loan agreement

Loss on Debt Extinguishment

The loss on debt extinguishment is associated with the Company's termination and settlement of the MidCap Term Loan.

Other Expense, Net

Other expense, net primarily consists of income and expenses that do not originate from the Company's primary business.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023 (dollars in thousands)

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(unaudited)
Revenue
Surgical Glaucoma	$18,257	$17,334	$923	5.3%
Percentage of total revenue	94.8%	92.1%
Dry Eye	1,008	1,490	(482)	(32.3)
Percentage of total revenue	5.2%	7.9%
Total	19,265	18,824	441	2.3
Cost of goods sold
Surgical Glaucoma	2,209	2,362	(153)	(6.5)
Dry Eye	584	686	(102)	(14.9)
Total	2,793	3,048	(255)	(8.4)
Gross profit
Surgical Glaucoma	16,048	14,972	1,076	7.2
Dry Eye	424	804	(380)	47.3
Total	16,472	15,776	696	4.4
Gross margin
Surgical Glaucoma	87.9%	86.4%
Dry Eye	42.1%	54.0%
Total	85.5%	83.8%
Operating expenses
Research and development	4,636	4,669	(33)	(0.7)
Selling, general and administrative	26,559	28,675	(2,116)	(7.4)
Total operating expenses	31,195	33,344	(2,149)	(6.4)
Loss from operations	(14,723)	(17,568)	2,845	16.2
Investment income	1,648	1,810	(162)	9.0
Interest expense	(1,204)	(1,276)	72	5.6
Loss on debt extinguishment	(1,962)	—	(1,962)	n.m.
Other expense, net	(8)	(19)	11	57.9

Loss before income tax	(16,249)	(17,053)	804	4.7
Provision for income tax	17	14	3	21.4
Net loss and comprehensive loss	$(16,266)	$(17,067)	$801	4.7%

Revenue. Revenue for the three months ended March 31, 2024 was $19.3 million, an increase of $0.4 million, or 2.3%, from the prior year comparable period. The overall increase in Surgical Glaucoma revenue was primarily attributable to an increase in the number of OMNI and SION units sold in the three months ended March 31, 2024. This growth in units sold was driven by a growth in the number of facilities ordering OMNI and SION and an increase in unit utilization per ordering facility, partially offset by a lower average selling price due to product mix. Our Dry Eye revenue decreased 32.3% in the three months ended March 31, 2024 versus the prior year comparable period primarily due to fewer new customers added in the period, which led to lower SmartHub revenue and fewer SmartLids purchased, partially offset by a higher average selling price for SmartHubs. Surgical Glaucoma sales represented 94.8% and 92.1% of our total revenue generated in the three months ended March 31, 2024 and 2023, respectively.

Cost of Goods Sold. Cost of goods sold was $2.8 million during the three months ended March 31, 2024, a decrease of $0.2 million from $3.0 million in the prior year comparable period. Our Surgical Glaucoma cost of goods sold decreased $0.2 million as compared to the prior year comparable period. The decrease was primarily driven by product sales mix and a one-time prior year inventory scrap expense. Dry Eye cost of goods sold decreased $0.1 million in the three months ended March 31, 2024 compared to the comparable period in 2023, primarily driven by lower sales volumes and product mix.

Gross Profit. Our total gross profit was $16.5 million in the three months ended March 31, 2024, an increase of $0.7 million from the prior year comparable period. Our total gross margin for the three months ended March 31, 2024 increased to 85.5%, up from 83.8% in the prior year comparable period. Gross margin in our Surgical Glaucoma segment was 87.9% for the quarter ended March 31, 2024, an increase from 86.4% for the prior year comparable period, primarily due to a one-time prior year inventory scrap expense. In our Dry Eye segment, gross margin decreased from 54.0% in the first quarter of 2023 to 42.1% in the first quarter ended March 31, 2024, primarily due to lower sales and higher overhead costs per unit due to lower volumes.

Research and Development Expenses. R&D expenses during the three months ended March 31, 2024 was flat compared to the three months ended March 31, 2023. A decrease of $0.3 million in payroll expenses was offset by a $0.4 million increase in professional and outside services.

Selling, General, and Administrative Expenses. SG&A expenses were $26.6 million for the three months ended March 31, 2024, a decrease of $2.1 million from the prior year comparable period. The decrease was primarily driven by a $3.0 million decrease in personnel expenses, including lower commissions during the current period. In addition, the Company saw a $1.0 million decrease in marketing expenses, a $0.5 million decrease in consulting and recruiting expenses, and a $0.5 million decrease in sales training, events, and demo expenses. These decreases were partially offset by a $2.7 million increase in legal expenses and a $0.9 million increase in stock-based compensation.

Investment Income. Investment income was $1.6 million for the three months ended March 31, 2024, a decline of $0.2 million from the prior year comparable period. The decline was due to lower investment balances during the current year.

Interest Expense. Interest expense decreased $0.1 million, due to a lower lending rates associated with the refinanced debt agreement during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Loss on Debt Extinguishment. Loss on debt extinguishment was $2.0 million for the three months ended March 31, 2024 as compared to $0.0 million in the three months ended March 31, 2023. The increase in the current year is driven by the Company's loss on the termination and settlement of the MidCap Term Loan.

Other Expense, Net. Other expense, net was expense of $0.0 million for both the three months ended March 31, 2024 and 2023.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023

Net cash used in operating activities	$(9,786)	$(17,383)
Net cash used in investing activities	$(117)	$(126)
Net cash used in financing activities	$(942)	$(156)
Net (decrease) increase in cash	$(10,845)	$(17,665)

Net Cash Used in Operating Activities.

Net cash used in operating activities for the three months ended March 31, 2024 was $9.8 million, consisting primarily of a net loss of $16.3 million, partially offset by a net change in our operating assets and liabilities of $0.5 million and non-cash charges of $6.0 million. The net change in our operating assets and liabilities was primarily due to a $2.1 million increase in accrued and other current liabilities and a $1.0 million decrease in inventory. Other noncurrent liabilities decreased by $1.4 million, driven by the $2.1 million settlement of the final payment fee under the MidCap Term Loan Agreement. In addition, we had a $1.4 million decrease in accounts receivable, while accrued compensation increased by $0.5 million. The non-cash charges primarily consisted of $4.5 million related to stock-based compensation, $1.0 million noncash loss on the extinguishment of debt, and $0.2 million of noncash operating lease expense.

Net cash used in operating activities for the three months ended March 31, 2023 was $17.4 million, consisting primarily of a net loss of $17.1 million and a net change in our operating assets and liabilities of $4.2 million, partially offset by non-cash charges of $3.9 million. The net change in our operating assets and liabilities was primarily due to a $1.0 million increase in accounts receivable and a $1.0 million increase in inventory to support the continued growth of our operations. We had a $0.9 million decrease in accounts payable, while accrued compensation and accrued and other current liabilities decreased by an aggregate of $3.7 million, primarily driven by the timing of payments on invoices and bonuses. The non-cash charges primarily consisted of $3.5 million related to stock-based compensation, $0.2 million of noncash operating lease expense, $0.1 million of depreciation, and $0.1 million of accretion of debt discount and amortization of debt issuance costs.

Net Cash Used in Investing Activities.

Net cash used in investing activities for the three months ended March 31, 2024 and 2023 was $0.1 million and $0.1 million, respectively, in both cases for purchases of property and equipment.

Net Cash Used in Financing Activities.

Net cash used in financing activities in the three months ended March 31, 2024 was $0.9 million, consisting primarily of the costs associated with the refinancing of the outstanding term loan agreement. Net cash used in financing activities in the three months ended March 31, 2023 was $0.2 million, primarily relating to taxes paid on the net share settlement of restricted stock units, partially offset by proceeds from stock option exercises.

Liquidity and Capital Resources

Sources of Liquidity

To date, our primary sources of capital have been private placements of redeemable convertible preferred stock, debt financing agreements, the sale of common stock in our IPO, and revenue from the sale of our products. Since our inception, we have raised an aggregate of approximately $402.4 million in net proceeds from sales of our redeemable convertible preferred stock and common stock and borrowed $32.9 million of net proceeds under our term loans. In January 2024, we entered into a Loan and Security Agreement (the “Hercules Loan Agreement”) with Hercules Capital, Inc (“Hercules”) and certain of its affiliates (collectively with Hercules, the “Lenders”), which provides for a senior secured term loan facility in the aggregate principal amount of up to $65.0 million. We used the proceeds from an initial $35.0 million tranche funded under the Hercules Loan Agreement to discharge our indebtedness under our prior secured credit facility with MidCap Financial Services and certain of its affiliates (the “Prior Lenders”). While our indebtedness to Lenders remains outstanding, we are required to use commercially reasonable efforts to grant to Lenders the option to invest up to $3.0 million in our next round of equity financing, if any, broadly marketed to multiple investors on the same terms, conditions and pricing offered to investors in such subsequent equity financing.

As of March 31, 2024, we had cash and cash equivalents of $127.3 million, an accumulated deficit of $311.1 million and $35.0 million outstanding under our term loan agreement (before debt discount) with Hercules. Based on our current planned operations, we expect our cash and cash equivalents and additional borrowings available under the Hercules Loan Agreement will enable us to fund our operations for at least the next 12 months and the foreseeable future.

Hercules Capital Loan Agreement

The Hercules Loan Agreement provides for a senior secured term loan facility in the aggregate principal amount of up to $65.0 million. An initial tranche of $35.0 million (the “Initial Loan”) was funded under the Hercules Loan Agreement on January 22, 2024 (the “Closing Date”). In addition to the Initial Loan, the Hercules Loan Agreement provides for additional tranches as follows: $5.0 million available in a single draw through December 15, 2024, $10.0 million available to draw upon the achievement of certain performance milestones through September 15, 2025, and $15.0 million available for us to draw on through the interest only period in increments of $5.0 million, subject to the sole approval of Hercules' investment committee (the “Tranche Loans,” and together with the Initial Loan, the “Term Loans”).

The Hercules Loan Agreement includes a maturity date of July 1, 2028, with an interest only period running for 30 months, extendable for an additional 6 months for a total of 36 months upon the achievement of certain milestones. The Term Loans accurate interest at a floating annual rate of the greater of 10.35% or the Wall Street Journal prime rate plus 2.35%, with the initial interest rate under the Term Loans equal to 10.85%. The final payment fee is set at 5.95% of the funded balance. In conjunction with the funding of the Initial Loan, we issued warrants to the Lenders to purchase up to an aggregate of 135,686 shares of our common stock at an exercise price of $5.159 per share. Each warrant is exercisable for a period of seven years from the date of issuance and is tradeable in accordance with the provisions of Rule 144 of the Securities Act.

Our obligations under the Hercules Loan Agreement are guaranteed by us and our future subsidiaries, subject to exceptions for certain foreign subsidiaries. Our obligations under the agreement are secured by substantially all of our assets, including our material intellectual property. Additionally, we are subject to customary affirmative and negative covenants, including covenants that limit or restrict the ability of us to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. We are also subject to certain minimum cash and revenue covenants under the Hercules Loan Agreement. To date, our primary sources of capital have been private placements of redeemable convertible preferred stock, debt financing agreements, the sale of common stock in our IPO, and revenue from the sale of our products. Since our inception, we have raised an aggregate of approximately $402.4 million in net proceeds from sales of our redeemable convertible preferred stock and common stock and borrowed $32.9 million of net proceeds under our term loans.

MidCap Loan Agreements

In January 2019, we entered into credit and security agreements with the Prior Lenders. These agreements were amended and restated in November 2020, providing for a maximum $40.0 million credit facility consisting of a $35.0 million senior secured term loan (the "2020 Term Loan") and a $5.0 million revolving loan (the "2020 Revolver” and together with the 2020 Term Loan, the “MidCap Credit Facility”). In July 2023, we terminated the 2020 Revolver. In January 2024, we terminated the Amended and Restated Credit and Security Agreement (Term Loan) “(the “MidCap Term Loan Agreement”) and paid off in full the secured obligations thereunder in connection with our entry into the Hercules Loan Agreement.

The MidCap Term Loan Agreement extended the maturity date of the 2020 Term Loan to November 1, 2025 and adjusted the stated floating interest rate to reserve-adjusted SOFR, plus 7.00%. Principal payments under the MidCap Term Loan Agreement were extended and scheduled to begin in December 2024. The final payment fee was amended to 6.0%.

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

Leases

Our corporate headquarters are located in Menlo Park, California, where we lease approximately 11,000 square feet of office, research and development, engineering and laboratory space pursuant to a lease that commenced on August 1, 2021, and expires on October 31, 2026. We also lease approximately 2,040 square feet of office space, which is primarily used by our commercial leadership team, in Southlake, Texas, pursuant to a lease that commenced on April 30, 2019. The lease was amended in April 2024, extending the lease expiration date to May 15, 2026.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

An accounting estimate is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We believe that the assumptions and estimates associated with stock-based compensation has the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider this to be a critical accounting estimate.

There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates described in our audited consolidated financial statements for the year ended December 31, 2023, included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report.

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

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report for recent accounting pronouncements not yet adopted as of the date hereof.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk. There have been no material changes to such risks from those described in our Annual Report under the heading "Quantitative and Qualitative Disclosures About Market Risk."

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our principal executive officer and our principal financial and accounting officer, evaluated our disclosure controls and procedures. The term "disclosure controls and procedures," (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer, and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Except as set forth in Note 6, Commitments and Contingencies, in the notes to the unaudited condensed consolidated financial statements in this Quarterly Report, we do not believe we are currently a party to any legal proceedings, regulatory matters, or other disputes or claims which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, financial condition, operating results, liquidity or future prospects. However, we may, in the ordinary course of business, face various claims brought by third parties, and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property rights as well as claims relating to employment matters and the safety or effectiveness of our products. Any of these claims could subject us to costly litigation, and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our business, financial condition and results of operations. Additionally, any such claims, whether or not successful, could damage our reputation and business, and may have an adverse impact on us as a result of defense and settlement costs, diversion of management time and resources, and other factors.

Item 1A. Risk Factors.

Except as set forth below, we are not aware of any material changes to the risk factors set forth under the heading "Risk Factors" in our Annual Report, which are incorporated herein by reference. The risks described below and in our Annual Report are not the only ones we face. Additional risks we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results, liquidity, and future prospects.

Risks Related to Our Intellectual Property

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

On September 16, 2021, we filed suit in the U.S. District Court for the District of Delaware (the “Court”)(C.A. No. 1:21-cv-01317) alleging that Ivantis, Inc. directly or indirectly infringes U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 previously issued to us by making, using, selling, and offering for sale the Hydrus® Microstent. On August 1, 2022, we filed an amended complaint adding Alcon Inc., Alcon Vision LLC, and Alcon Research, LLC (collectively, “Alcon”) as defendants and alleging that all defendants also directly or indirectly infringe U.S. Patent No. 11,389,328. The defendants filed counterclaims seeking declaratory judgments that the patents-in-suit are invalid or not infringed upon. In September 2022, Ivantis and Alcon filed petitions with the USPTO seeking inter partes review of U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 (IPR2022-01529, IPR2022-01530, IPR2022-01533, IPR2022-01540), each of which the U.S. Patent Office denied for raising prior art references and invalidity arguments that were cumulative of those previously considered by the Office. On April 26, 2024, at the conclusion of a five-day jury trial, the jury awarded us a positive trial verdict of $34 million, comprised of $5.5 million in lost profits damages and $28.5 million in royalty damages for commercial sales of the Hydrus Microstent for the period between its commercial launch through trial. The patents at issue were U.S. Patent Nos. 8,287,482, 9,370,443, and 11,389,328. The Court will entertain post-trial briefings by both parties, including with respect to potential enhancements to the damages and other remedies, and the Court’s final judgment will be subject to appeal. We have expended significant cash resources on this litigation to date, and we expect that we will incur significant additional costs prosecuting our case through completion of the appellate process. There is no guarantee that the positive verdict that we received at trial, or any other remedies that we may hereafter be awarded, will be upheld. Among other things, it is possible that the jury verdict, and any other cash or non-cash remedies that we may be awarded, may be reversed or reduced by the district court in its final judgment or by the appellate court upon appeal. We are presently unable to predict the outcome of this lawsuit, or to reasonably estimate the potential financial impact of the lawsuit, which exposes us to the intellectual property litigation risk factors described herein.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the three months ended March 31, 2024 that were not previously reported in a Current Report on Form 8-K.

In connection with the Hercules Loan Agreement, dated January 22, 2024, with the Lenders, we issued warrants to the Lenders to purchase an aggregate of 135,686 shares of our common stock, equal to 2.0% of the Initial Loan, or $700,000. Each warrant is exercisable for a period of seven years from the date of issuance at an exercise price of $5.159 per share and is tradeable in accordance with the provisions of Rule 144 of the Securities Act. The warrants were issued pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Plans

During the quarter ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of Sight Sciences, Inc.	8-K	001-40587	3.1	7/19/21
3.2	Amended and Restated Bylaws of Sight Sciences, Inc.	8-K	001-40587	3.2	7/19/21
4.1	Form of Warrant	8-K	001-40587	4.1	1/23/24
10.1+	Loan and Security Agreement, by and among Sight Sciences, Inc., certain affiliates of Hercules Capital, Inc., and Hercules Capital, Inc., dated January 22, 2024	8-K	001-40587	10.1	1/23/24
31.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act					*
31.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act					*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

SIGHT SCIENCES, INC

Date: May 6, 2024	By:	/s/ Alison Bauerlein
Alison Bauerlein
Chief Financial Officer (Principal Financial Officer and
Principal Accounting Officer)