Form 10-Q
period 2024-06-30
Sight Sciences, Inc.
filed 2024-08-02
CIK 1531177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of the close of business on July 26, 2024, the registrant had 50,307,299 shares of Common Stock, par value $0.001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Sight Sciences,” “we,” “us” and “our” refer to Sight Sciences, Inc.

This Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2024 (this "Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•
our ability to obtain and maintain sufficient reimbursement for our products, including our ability to maintain competitive reimbursement for our Surgical Glaucoma products and establish sufficient reimbursement for our Dry Eye products;
•
our ability to compete effectively with existing competitors and new market entrants;
•
estimates of our total addressable market, revenue, expenses, liquidity, capital requirements, and needs for additional financing;
•
our ability to enter into and compete in new markets, and to expand the markets for our current products;
•
the impact of the strategic realignment of our operations, including our reduction in workforce and related cost-savings initiatives;
•
our ability to maintain compliance with our secured credit facility;
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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SIGHT SCIENCES, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$118,177	$138,129
Accounts receivable, net of allowance for credit losses of $1,059 and $1,186 at June 30, 2024 and December 31, 2023, respectively	19,919	14,289
Inventory, net	6,781	7,849
Prepaid expenses and other current assets	1,452	2,604
Total current assets	146,329	162,871
Property and equipment, net	1,489	1,640
Operating lease right-of-use assets	1,257	1,458
Other noncurrent assets	640	682
Total assets	$149,715	$166,651
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,923	$1,731
Accrued compensation	5,394	4,528
Accrued and other current liabilities	5,971	3,774
Current portion - long-term debt, net	—	2,219
Total current liabilities	13,288	12,252
Long-term debt, net	33,770	31,708
Other noncurrent liabilities	1,019	2,476
Total liabilities	48,077	46,436
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 50,136,131 and 49,131,363 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	50	49
Additional paid-in-capital	424,973	414,956
Accumulated deficit	(323,385)	(294,790)
Total stockholders’ equity	101,638	120,215
Total liabilities and stockholders’ equity	$149,715	$166,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$21,370	$23,471	$40,635	$42,296
Cost of goods sold	3,025	3,381	5,819	6,429
Gross profit	18,345	20,090	34,816	35,867
Operating expenses:
Research and development	4,316	5,221	8,952	9,890
Selling, general and administrative	26,680	30,056	53,239	58,731
Total operating expenses	30,996	35,277	62,191	68,621
Loss from operations	(12,651)	(15,187)	(27,375)	(32,754)
Investment income	1,526	1,793	3,174	3,602
Interest expense	(1,145)	(1,349)	(2,350)	(2,625)
Loss on debt extinguishment	—	—	(1,962)	—
Other expense, net	(44)	(3)	(50)	(22)
Loss before income taxes	(12,314)	(14,746)	(28,563)	(31,799)
Provision for income taxes	15	8	32	22
Net loss and comprehensive loss	$(12,329)	$(14,754)	$(28,595)	$(31,821)
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.30)	$(0.58)	$(0.66)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	49,903,386	48,536,310	49,694,825	48,471,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2024	49,565,200	$50	$420,215	$(311,056)	$109,209
Issuance of common stock upon exercise of stock options	22,225	—	11	—	11
Issuance of common stock upon vesting of restricted stock units	316,416	—	—	—	—
Withholding taxes on net share settlement of restricted stock units	—	—	(20)	—	(20)
Employee stock purchase plan purchases	232,290	—	450	—	450
Stock-based compensation expense	—	—	4,317	—	4,317
Net loss	—	—	—	(12,329)	(12,329)
Balance at June 30, 2024	50,136,131	50	424,973	(323,385)	101,638

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	49,131,363	$49	$414,956	$(294,790)	$120,215
Issuance of common stock upon exercise of stock options	155,183	—	156	—	156
Issuance of common stock upon vesting of restricted stock units	617,295	1	(1)	—	—
Withholding taxes on net share settlement of restricted stock units	—	—	(20)	—	(20)
Warrant issuance	—	—	609	—	609
Employee stock purchase plan purchases	232,290	—	450	—	450
Stock-based compensation expense	—	—	8,823	—	8,823
Net loss	—	—	—	(28,595)	(28,595)
Balance at June 30, 2024	50,136,131	50	424,973	(323,385)	101,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2023	48,450,378	$48	$402,638	$(256,310)	$146,376
Issuance of common stock upon exercise of stock options	56,994	—	122	—	122
Issuance of common stock upon vesting of restricted stock units	63,437	1	—	—	1
Withholding taxes on net share settlement of restricted stock units	—	—	(17)	—	(17)
Employee stock purchase plan purchases	78,534	—	661	—	661
Stock-based compensation expense	—	—	3,742	—	3,742
Net loss	—	—	—	(14,754)	(14,754)
Balance at June 30, 2023	48,649,343	49	407,146	(271,064)	136,131

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	48,298,138	$48	$399,271	$(239,243)	$160,076
Issuance of common stock upon exercise of stock options	103,202	—	171	—	171
Issuance of common stock upon vesting of restricted stock units	169,469	1	—	—	1
Withholding taxes of net share settlement of restricted stock units	—	—	(222)	—	(222)
Employee stock purchase plan purchases	78,534	—	661	—	661
Stock-based compensation expense	—	—	7,265	—	7,265
Net loss	—	—	—	(31,821)	(31,821)
Balance at June 30, 2023	48,649,343	49	407,146	(271,064)	136,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(28,595)	$(31,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	378	295
Accretion of debt discount and amortization of debt issuance costs	168	294
Stock-based compensation expense	8,823	7,265
Provision for credit losses	104	40
Provision for excess and obsolete inventories	(91)	208
Noncash operating lease expense	325	489
Loss on disposal of property and equipment	—	66
Noncash loss on extinguishment of debt	1,033	—
Changes in operating assets and liabilities:
Accounts receivable	(5,734)	(2,995)
Inventory	1,159	(2,001)
Prepaid expenses and other current assets	1,151	1,622
Other noncurrent assets	(49)	(156)
Accounts payable	627	190
Accrued compensation	866	(1,632)
Accrued and other current liabilities	1,909	(2,894)
Other noncurrent liabilities	(1,328)	158
Net cash used in operating activities	(19,254)	(30,872)
Cash flows from investing activities
Purchases of property and equipment	(197)	(223)
Net cash used in investing activities	(197)	(223)
Cash flows from financing activities
Net proceeds from Hercules Loan Agreement	34,526	—
Repayment of MidCap Loan Agreement	(35,375)	—
Debt issuance costs	(238)	—
Proceeds from employee stock purchase plan purchases	450	661
Taxes paid on net share settlement of restricted stock units	(20)	(222)
Proceeds from exercise of common stock options	156	171
Net cash (used in) provided by financing activities	(501)	610
Net change in cash and cash equivalents	(19,952)	(30,485)
Cash and cash equivalents at beginning of period	138,129	185,000
Cash and cash equivalents at end of period	$118,177	$154,515

Supplemental disclosure of cash flow information
Cash paid for interest	$2,024	$2,066
Supplemental noncash disclosure of investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$—	$147
Common stock warrants issued upon execution of Hercules Loan Agreement	$609	$—

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

The Company's product portfolio aligns with its two reportable operating segments: Surgical Glaucoma and Dry Eye. The products for the Surgical Glaucoma segment include the OMNI® Surgical System ("OMNI"), which is an implant-free, handheld, single-use, therapeutic technology that enables ophthalmic surgeons to perform a comprehensive procedure to reduce intraocular pressure in adult patients with primary open angle glaucoma, and the SION® Surgical Instrument ("SION"), a bladeless, manually operated device used in ophthalmic surgical procedures to excise trabecular meshwork. The product portfolio for the Dry Eye segment consists of the TearCare® System ("TearCare") for ophthalmologists and optometrists. TearCare is a proprietary, interventional, dry eye device designed to melt and facilitate the comprehensive removal of meibomian gland obstructions and restore gland functionality and healthy oil production for adult patients with evaporative dry eye disease due to meibomian gland dysfunction (“MGD”) when used in conjunction with manual expression of the meibomian glands, enabling clearance of gland obstructions by physicians to address the leading cause of dry eye disease.

Significant Risks and Uncertainties

Since inception, the Company has incurred losses and negative cash flows from operations. As of June 30, 2024, the Company had an accumulated deficit of $323.4 million and recorded a net loss of $28.6 million for the six months then ended and expects to incur additional losses in the future. If the Company’s revenue levels from its products are not sufficient or if the Company is unable to secure additional funding when desired, the Company may need to delay the development of its products, scale back its business and operations, or change its business strategy.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") applicable to interim periods and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sight Sciences UK, Ltd and Sight Sciences GmbH. All intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's financial information contained herein. The condensed consolidated balance sheet as of December 31, 2023 is derived from the Company's consolidated audited financial statements as of that date. These interim condensed consolidated financial statements do not include all disclosures required by US GAAP and should be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes thereto for the fiscal year ended December 31, 2023, which are contained in the Annual Report. The Company's results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period.

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

New Accounting Pronouncements

Accounting Standards Recently Adopted

During the six-month period ended June 30, 2024, there were no significant Accounting Standard Updates ("ASUs") issued that were adopted.

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

As of June 30, 2024, there are no additional ASUs issued and not yet adopted that are expected to have a material impact on the Company's financial statements and related disclosures.

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

The Company's cash and cash equivalents included Level 1 investments in treasury securities of $109.3 million and $129.1 million as of June 30, 2024 and December 31, 2023, respectively. These securities are classified as held-to-maturity and all have been purchased with original maturities of 90 days or less. Held-to-maturity debt securities are recorded at amortized cost in the financial statements.

	June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$109,300	$8	$—	$109,308

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$129,113	$28	$—	$129,141

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of June 30, 2024 and December 31, 2023, total debt of $33.8 million and $33.9 million is reported at amortized cost, respectively. This outstanding debt is classified as Level 2 as it is not actively traded. The amortized cost of the outstanding debt approximates the fair value.

The Company measures the fair value of the unissued common stock warrants to be issued pursuant to the Hercules Loan Agreement using the Black-Scholes option pricing method. These are classified as Level 3 liabilities, with an overall value of less than $0.1 million as of June 30, 2024. The unissued warrants are remeasured at each reporting date following execution of the Hercules Loan Agreement. See Note 5, Debt for additional information regarding the common stock warrants.

The financial statements as of June 30, 2024 and December 31, 2023 do not include any assets or liabilities that are measured at fair value on a nonrecurring basis.

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	As of June 30,	As of December 31,
	2024	2023
Tools and equipment	$2,009	$2,010
Computer equipment and software	37	37
Furniture and fixtures	323	323
Leasehold improvements	38	38
Construction in process	995	859
	3,402	3,267
Less: Accumulated depreciation	(1,913)	(1,627)
Property and equipment, net	$1,489	$1,640

Depreciation expense was $0.1 million and $0.3 million for the three and six months ended June 30, 2024, respectively. Depreciation expense was $0.1 million and $0.3 million for the three and six months ended June 30, 2023, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	As of June 30,	As of December 31,
	2024	2023
Accrued expenses	$3,772	$1,639
Current portion of lease liabilities	508	573
Short-term interest payable	316	375
Other accrued liabilities	1,375	1,187
Total accrued and other current liabilities	$5,971	$3,774

Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	As of June 30,	As of December 31,
	2024	2023
Long-term interest payable	$196	$1,524
Noncurrent portion of lease liabilities	747	914
Other noncurrent liabilities	76	38
Total other noncurrent liabilities	$1,019	$2,476

Note 5. Debt

Hercules Capital Loan Agreement

In January 2024, the Company entered into a Loan and Security Agreement (the “Hercules Loan Agreement”), with Hercules Capital, Inc. (“Hercules”) and certain of its affiliates (collective with Hercules, the “Lenders”), which provides for a senior secured term loan facility in the aggregate principal amount of up to $65.0 million. An initial tranche of $35.0 million (the “Initial Loan”) was funded under the Hercules Loan Agreement on January 22, 2024 (the “Closing Date”). In addition to the Initial Loan, the Hercules Loan Agreement provides for additional tranches as follows: $5.0 million available in a single draw through December 15, 2024, $10.0 million available to draw upon the achievement of certain performance milestones through September 15, 2025, and $15.0 million available for the Company to draw on through the interest-only period in increments of $5.0 million, subject to the sole approval of Hercules' investment committee (such tranche loans together with the Initial Loan, the “Term Loans”).

The Hercules Loan Agreement includes a maturity date of July 1, 2028, with an interest only period running for the first 30 months of the agreement term, extendable for an additional 6 months for a total of 36 months upon the achievement of certain milestones. The Term Loans accrue interest at a floating annual rate of the greater of 10.35% or the Wall Street Journal prime rate plus 2.35%, with the initial interest rate under the Term Loans equal to 10.85%. The final payment fee is set at 5.95% of the funded balance, which has been partially accrued and recorded as a long-term interest payable in other noncurrent liabilities of $0.2 million as of June 30, 2024. In conjunction with the funding of the Initial Loan, the Company issued warrants to the Lenders to purchase up to an aggregate of 135,686 shares of our common stock at an exercise price of $5.159 per share, which were recorded and classified as equity. Each warrant is exercisable for a period of seven years from the date of issuance.

The obligations under the Hercules Loan Agreement are guaranteed by the Company and its future subsidiaries, subject to exceptions for certain foreign subsidiaries. The obligations under the agreement are secured by substantially all of the Company's assets, including its material intellectual property. Additionally, the Company is subject to customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. The Company is also subject to certain minimum cash and revenue covenants under the Hercules Loan Agreement. The Company was in compliance with all covenants as of June 30, 2024.

MidCap Loan Agreement

The Company had credit and security agreements with certain entities affiliated with MidCap Financial Services (such entities collectively, “MidCap”), which provided for a $35.0 million senior secured term loan (the “MidCap Term Loan”). In January 2024, the Company terminated the Amended and Restated Credit and Security Agreement (Term Loan) (the “MidCap Term Loan Agreement”) evidencing the MidCap Term Loan and paid off in full the secured obligations thereunder in connection with its entry into the Hercules Loan Agreement. The Company recorded a loss on the extinguishment of debt of $2.0 million during the six months ended June 30, 2024.

The commitment obligations under the MidCap Term Loan Agreement were guaranteed by the Company’s current and future subsidiaries, subject to exceptions for certain foreign subsidiaries, and secured by substantially all assets of the Company, including material intellectual property. The MidCap Term Loan Agreement had a maturity date of November 1, 2025, and principal payments under the Term Loan were scheduled to commence in December 2024. In addition, the MidCap Term Loan Agreement included a stated floating interest rate that was reserve-adjusted Secured Overnight Finance Rate, plus 7.00%, and a provision for a final payment fee of 6.0% of the $35.0 million MidCap Term Loan balance, which had been partially accrued and recorded as a long-term interest payable in other noncurrent liabilities of $1.5 million as of December 31, 2023.

Maturities Schedule

Long-term and short-term debt as of June 30, 2024 and December 31, 2023, respectively, was as follows (in thousands):

	As of June 30,	As of December 31,
	2024	2023
Hercules Initial Loan	$35,000	$—
MidCap Term Loan	—	35,000
Total principal payments due	35,000	35,000
Less: debt discount related to warrant liability and issuance costs	(1,230)	(1,073)
Total amounts outstanding	33,770	33,927
Less: current portion	—	(2,219)
Long-term debt, net	$33,770	$31,708

The repayment schedule relating to the Hercules Initial Loan as of June 30, 2024, is as follows (in thousands):

Amount
2024 (remainder)	—
2025	—
2026	6,651
2027	17,283
Thereafter	11,066
Total repayments	$35,000

Note 6. Commitments and Contingencies

Operating Lease Obligations

The Company’s leases include facility leases and equipment leases. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. The Company’s incremental borrowing rate represents the interest rate that the Company would expect to incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis with similar terms and payments, in an economic environment where the leased asset is located. In determining the lease term, the Company includes all renewal options that are reasonably probable to be executed.

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

The Company recognizes rent expense on a straight-line basis over the noncancelable lease term. The Company’s rent expense was $0.2 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively. The Company’s rent expense was $0.4 million and $0.6 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the weighted average remaining lease term for the leases was 2.2 years.

Operating lease expense and supplemental cash flow information related to operating leases for the three months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	$195	$288	$390	$581
Cash paid for operating leases	210	293	420	590

Aggregate future minimum lease payments as of June 30, 2024, under these noncancelable operating leases were as follows (in thousands):

As of June 30,
2024
2024 (remainder)	321
2025	618
2026	497
2027	0
Total future minimum lease payments	$1,436
Less: imputed interest	(181)
Present value of future minimum lease payments	$1,255
Less: current portion of operating lease liability	(508)
Noncurrent portion of lease liabilities	$747

Legal Proceedings

On September 16, 2021, the Company filed suit in the U.S. District Court for the District of Delaware (C.A. No. 1:21-cv-01317) (the “Court”) alleging that Ivantis, Inc. (“Ivantis”) directly and indirectly infringes the Company’s U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 by making, using, selling, and offering for sale the Hydrus® Microstent. The Company’s complaint seeks money damages and injunctive relief. On January 24, 2022, Ivantis asserted counterclaims requesting declaratory judgments that the Company's asserted patents-in-suit are not infringed and/or invalid. On August 1, 2022, the Company filed an amended complaint alleging that Alcon Inc., Alcon Vision, LLC and Alcon Research, LLC (collectively, “Alcon”) infringe the four originally asserted patents by making, using, selling, and offering for sale the Hydrus® Microstent, and that all defendants also infringe U.S. Patent No. 11,389,328. The defendants asserted counterclaims requesting declaratory judgments that the Company’s asserted patents-in-suit are not infringed and/or are invalid. In September 2022, Ivantis and Alcon filed petitions with the U.S. Patent Office seeking inter partes review of U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 (IPR2022-01529, IPR2022-01530, IPR2022-01533, IPR2022-01540), each of which the U.S. Patent Office denied for raising prior art references and invalidity arguments that were cumulative of those previously considered by the U.S. Patent Office. On April 26, 2024, at the conclusion of a five-day jury trial, the Company was awarded a positive jury trial verdict of $34 million, comprised of $5.5 million in lost profits damages and $28.5 million in royalty damages for commercial sales of the Hydrus Microstent for the period between its commercial launch through trial. The patents at issue were U.S. Patent Nos. 8,287,482, 9,370,443, and 11,389,328. The Court is considering post-trial briefings by both parties, including with respect to potential enhancements to the damages and other remedies, and the Court's final judgment will be subject to appeal. The Company is presently unable to predict the outcome of this lawsuit or to reasonably estimate the potential financial impact of the lawsuit on the Company, if any.

In addition to the foregoing, from time to time, the Company is subject to legal claims, regulatory matters and contingencies in the ordinary course of business. Accruals for these matters are reflected in the financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of these matters. Liabilities for estimated losses are accrued if the potential losses from any legal proceedings, regulatory matters or contingencies are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to legal claims, regulatory matters and contingencies, and may revise its previous estimates, which could materially affect the Company’s results of operations in a given period.

Except as described above, as of June 30, 2024 and December 31, 2023, the Company was not a party to any legal proceedings, regulatory matters, or other disputes or claims which, if determined adversely, would, individually or taken together, have a material adverse effect on the Company’s business, financial condition, operating results, liquidity, or future prospects.

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director or officer may be subject to any proceeding arising out of acts or omissions of such director or officer in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. This insurance allows the transfer of risk associated with the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of June 30, 2024 and December 31, 2023.

Note 7. Stockholders' Equity

Common Stock

The Company’s certificate of incorporation provides for 200,000,000 authorized shares of common stock, par value $0.001 per share, and 10,000,000 authorized shares of preferred stock, par value $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds are legally available, when and if declared by the board of directors. As of June 30, 2024, no dividends have been declared. Each share of common stock is entitled to one vote.

At June 30, 2024 and December 31, 2023, the Company had reserved common stock for future issuances as follows:

	June 30,	December 31,
	2024	2023
Common stock available for future grants	5,926,286	6,033,176
Common stock options issued and outstanding	4,675,830	4,980,190
Restricted stock units outstanding	4,785,524	2,721,361
Shares available for future purchase under employee stock purchase plan	1,979,540	1,488,227
Total	17,367,180	15,222,954

Common Stock Warrants

In conjunction with the funding of the Initial Loan under the Hercules Loan Agreement, the Company issued common stock warrants to the Lenders to purchase up to an aggregate of 135,686 shares of our common stock at an exercise price of $5.159 per share. Each warrant is exercisable for up to seven years from the date of issuance. The warrants are classified as equity. During the six months ended June 30, 2024, the fair value of the issued warrants recorded was $0.6 million, which was calculated using the Black-Scholes option pricing model. These warrants were recorded at fair value upon their issuance in additional paid-in capital in the condensed consolidated balance sheet. The issued warrants are not remeasured after the issuance date.

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

The unissued warrants do not meet the requirements for classification in equity, and are recorded as liabilities in other noncurrent liabilities in the financial statements. The fair value of the unissued common stock warrants was calculated using the Black-Scholes option pricing method and they were recorded at fair value upon the funding of the Hercules Loan Agreement. The unissued warrants are remeasured at each reporting date after the issuance date. According to the fair value measurement criteria, the unissued warrants are considered Level 3 liabilities, with an overall value of less than $0.1 million as of June 30, 2024.

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

As of June 30, 2024 and December 31, 2023 there were 5,926,286 shares and 6,033,176 shares, respectively, of common stock available for issuance under the 2021 Plan.

Stock Option Awards

The following table summarizes stock option activity under the 2021 Plan during the periods presented:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Average Intrinsic Value (in thousands)
Balances as of December 31, 2023	4,980,190	$9.00	7.4	$5,924
Grants	7,377	4.43
Forfeited/cancelled	(156,554)	9.38
Exercised/released	(155,183)	1.00
Balances as of June 30, 2024	4,675,830	$9.25	7.2	$7,271
Vested and exercisable as of June 30, 2024	2,887,287	$9.45	6.4	$4,419
Vested and expected to vest as of June 30, 2024	4,675,830	$9.25	7.2	$7,271

During the three months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense of $1.9 million and $2.3 million related to stock option awards, respectively. During the six months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense of $3.8 million and $4.5 million related to stock option awards, respectively. The weighted-average grant-date fair values of options granted during the six months ended June 30, 2024 and 2023 was $2.71 and $6.94 per share, respectively.

The aggregate intrinsic value of options exercised was $0.1 million and $0.7 million during the three and six months ended June 30, 2024, respectively. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise. As of June 30, 2024, the unrecognized stock-based compensation expense relating to unvested options was $10.0 million, which is expected to be recognized over a weighted-average period of 1.4 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected term (in years)	6.13	6.03 – 6.07	6.13	5.60 – 6.07
Expected volatility	61.67%	78.53% – 79.60%	61.67%	78.53% – 79.73%
Risk-free interest rate	4.28%	3.48% – 3.65%	4.28%	3.48% – 3.67%
Dividend yield	–	–	–	–

Restricted Stock Units

RSUs are share awards that entitle the holder to receive shares of common stock upon vesting. The RSUs cannot be transferred, and the awards are subject to forfeiture if the holder’s employment terminates prior to the release of the vesting restrictions. The RSUs generally vest either (i) annually over a four-year period with straight-line vesting in equal amounts, or (ii) quarterly over a four-year period with straight-line vesting in equal amounts, in each case provided the holder provides continuous services to the Company. The fair value of the RSUs is equal to the closing price of the Company’s common stock on the grant date.

The following table summarizes restricted share award activity:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding, December 31, 2023	2,721,361	$7.61
Grants	2,875,178	4.43
Forfeited/cancelled	(162,543)	6.42
Vested	(648,472)	8.78
Outstanding, June 30, 2024	4,785,524	$5.57

During the three months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense of $2.3 million and $1.4 million, respectively, related to the RSUs. During the six months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense of $4.6 million and $2.5 million, respectively, related to the RSUs. As of June 30, 2024, there was $23.4 million of total unrecognized stock-based compensation expense relating to the RSUs that is expected to be recognized over a weighted-average period of 2.9 years.

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

The Company has two offering periods annually, running for six months, with the first offering period beginning in the second quarter, and the second offering period beginning in the fourth quarter. The purchase of shares for participants in the ESPP occurs at the conclusion of each offering period.

During the six months ended, June 30, 2024, participants in the ESPP purchased 232,290 shares for a total of $0.5 million. As of June 30, 2024, the Company has collected payroll withholdings of $0.1 million in the current offering period for the purchase of shares under the ESPP. The Company recorded stock-based compensation expense associated with the ESPP of $0.2 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively. The Company recorded stock-based compensation expense associated with the ESPP of $0.3 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, there were 1,979,540 shares of common stock available for issuance under the ESPP.

The fair value of shares to be issued under the ESPP was estimated using the Black-Scholes valuation model with the following assumptions for the three and six months ended June 30, 2024 and 2023, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected term (in years)	0.49 – 0.50	0.48 – 0.50	0.49 – 0.50	0.48 – 0.50
Expected volatility	100.00% – 197.51%	66.72% – 97.38%	100.00% – 197.51%	66.72% – 97.38%
Risk-free interest rate	5.37% – 5.40%	4.62% – 5.32%	5.37% – 5.40%	4.62% – 5.32%
Dividend yield	–	–	–	–

Stock-Based Compensation

The following is a summary of stock-based compensation expense by function (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of goods sold	$94	$71	$200	$130
Research and development	594	587	1,199	1,115
Selling, general and administrative	3,629	3,084	7,424	6,020
Total stock-based compensation expense	$4,317	$3,742	$8,823	$7,265

Note 9. Net Loss per Share Attributable to Common Stockholders

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. As the Company reported a net loss for the three and six months ended June 30, 2024 and 2023, basic net loss per share is the same as diluted net loss per share for each of the reported periods.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(12,329)	$(14,754)	$(28,595)	$(31,821)
Denominator:
Weighted-average shares of common stock outstanding—basic and diluted	49,903,386	48,536,310	49,694,825	48,471,153
Net loss per share attributable to common stockholders—basic and diluted	$(0.25)	$(0.30)	$(0.58)	$(0.66)

The following potentially dilutive issued and outstanding securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive as a result of the net loss position:

	June 30,
	2024	2023
Stock option awards	4,675,830	4,869,644
Restricted stock units	4,785,524	1,906,435
Common stock warrants	135,686	—
Total	9,597,040	6,776,079

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

The Surgical Glaucoma segment includes sales of the Company’s OMNI Surgical System and SION Surgical Instrument for use in minimally invasive glaucoma procedures. The Dry Eye segment includes sales of the Company’s TearCare System and related components.

The following table summarizes select operating results information for each reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Surgical Glaucoma	$20,244	$21,398	$38,501	$38,733
Dry Eye	1,126	2,073	2,134	3,563
Total	21,370	23,471	40,635	42,296
Cost of goods sold
Surgical Glaucoma	2,423	2,444	4,632	4,806
Dry Eye	602	937	1,187	1,623
Total	3,025	3,381	5,819	6,429
Gross profit
Surgical Glaucoma	17,821	18,954	33,869	33,927
Dry Eye	524	1,136	947	1,940
Total	18,345	20,090	34,816	35,867
Operating expenses	30,996	35,277	62,191	68,621
Loss from operations	(12,651)	(15,187)	(27,375)	(32,754)
Investment income	1,526	1,793	3,174	3,602
Interest expense	(1,145)	(1,349)	(2,350)	(2,625)
Loss on debt extinguishment	—	—	(1,962)	—
Other expense, net	(44)	(3)	(50)	(22)
Loss before income taxes	$(12,314)	$(14,746)	$(28,563)	$(31,799)

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

We sell OMNI and SION to facilities where ophthalmic surgeons perform outpatient procedures, such as ambulatory surgery centers ("ASCs") and hospital outpatient departments ("HOPDs"), which are typically reimbursed by Medicare or private payors for procedures using our products. We sell TearCare to ECPs. Currently, there is no meaningful reimbursement coverage by Medicare or private payors for MGD procedures, including TearCare, and patients typically pay out-of-pocket for TearCare, although some payors may agree to provide case-based coverage outside of a formal policy. We are continuing our controlled commercial launch and are focused on our comprehensive, clinical data-driven long-term market development plan that aims to improve awareness and patient access to TearCare. We have dedicated meaningful resources to execute our commercial strategy as we reduce operating expenses and improve cost efficiencies to better align our operating structure for long-term, profitable growth. The overall success of our approach to eyecare to date is evidenced by over 250,000 estimated uses of Surgical Glaucoma products and their predicates in over 2,000 hospitals and ASCs in the U.S. and Europe, and over 60,000 estimated uses of TearCare in over 1,500 eyecare facilities in the U.S. through June 30, 2024.

We do not currently operate any manufacturing facilities and instead contract with third parties for our production requirements. We believe our suppliers will be able to meet our current and anticipated manufacturing needs across all our products. We plan to continue to utilize third party contract manufacturers for our products and any related components.

Revenue in our Surgical Glaucoma segment for the six-months ended June 30, 2024 and 2023 was $38.5 million and $38.7 million, respectively, with gross margins for the same periods of 88.0% and 87.6%, respectively. Revenue in our Dry Eye segment for the six-months ended June 30, 2024 and 2023 was $2.1 million and $3.6 million, respectively, with gross margins for the same periods of 44.4% and 54.4%, respectively. Given the earlier stage of TearCare’s commercial development, we expect our Dry Eye segment’s gross margins to be lower than our Surgical Glaucoma segment’s gross margins for the near- and medium-term due to the allocation of fixed labor and overhead costs to the segment's cost of goods sold. In addition, we expect lower demand and related gross margin in the Dry Eye segment in the second half of 2024 due to our increase in dry eye pricing effective October 1, 2024, which we believe will have a significant negative impact on cash-pay volumes. We expect TearCare procedure revenues will return to a growth trajectory upon receipt of positive payer coverage determinations that provide for sufficient and equitable reimbursement. We currently anticipate that we and our customers will begin receiving these coverage and payment determinations in 2025. In the first two quarters of 2024, approximately 95% of our revenue was generated from customers in the U.S.

We believe in the importance of continued strategic investment in initiatives that:

•
further demonstrate our products’ clinical effectiveness and safety to potential customers, patients, payors and regulators including establishing OMNI and SION as standards of care of interventional glaucoma treatment among MIGS-trained surgeons, developing the standalone MIGS market, and pursuing coverage and equitable reimbursement for TearCare;
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

To date, our primary sources of capital have been private placements of redeemable convertible preferred stock, debt financing agreements, the sale of common stock in our IPO, and revenue from the sale of our products. As of June 30, 2024, we had an outstanding term loan balance of $35.0 million (excluding debt discount and amortized debt issuance costs), cash and cash equivalents of $118.2 million and an accumulated deficit of $323.4 million.

Factors Affecting Our Business and Results of Operations

We believe there are several important factors that have impacted and that will continue to impact our business, financial condition, and results of operations. Except as described in Part II, Item 1A, "Risk Factors," of this Quarterly Report, except as described below, there have been no material changes to such factors from those described in our Annual Report under the heading "Factors Affecting Our Business and Results of Operations."

The availability of sufficient coverage and reimbursement for procedures involving our OMNI technology is fundamental to our business and prospects, with Medicare providing reimbursement for procedures that account for a majority of our sales revenues. As such, our business and results of operation are in material part dependent upon Medicare reimbursement policies applicable to OMNI procedures. Recent occurrences that could reasonably be expected to materially impact Medicare reimbursement for OMNI procedures include the following:

•
In May 2024, five of the seven Medicare Administrative Contractors (“MACs”), published proposed local coverage determinations (the “Proposed LCDs”) that, if finalized, will establish new Medicare coverage policies for certain minimally invasive glaucoma surgical procedures ("MIGS procedures") performed in these MACs' jurisdictions. Unlike the LCDs previously published and later withdrawn by these MACs in 2023, the Proposed LCDs do not characterize the OMNI procedure as investigational. If the Proposed LCDs are finalized and go into effect in their current form, Medicare coverage will remain available under the LCDs for MIGS procedures involving the OMNI technology. Each of the Proposed LCDs, if finalized in their current form, would adopt a non-coverage policy when an aqueous shunt or stent procedure is performed with another surgical MIGS procedure, such as canaloplasty or goniotomy, at the same time in the same patient eye. We expect this proposed non-coverage for multiple MIGS procedures, if finalized, may reduce overall MIGS procedure volumes. Given OMNI's comprehensive treatment of the conventional outflow pathway, we believe OMNI provides an effective single MIGS procedure option for cases that were previously treated with a combination of MIGS procedures, but we cannot assure you that the Proposed LCDs, if finalized, will not have an adverse impact on future OMNI sales and therefore adversely affect our business, financial condition and results of operations.
•
In July 2024, CMS issued the calendar year (CY) 2025 Hospital Outpatient Prospective Payment System (OPPS) and ASC Payment System proposed rule (the “Proposed Rule”) setting forth proposed Medicare payment rates for hospital outpatient and ASC services in 2025. Pursuant to the Proposed Rule, Current Procedural Terminology (CPT) code 66174, which is a code used to report procedures performed with our OMNI technology, was awarded device-intensive status for procedures performed in the ASC setting. If the final rule, which we expect will be issued in the fourth quarter of 2024, confirms device-intensive status for CPT code 66174, then Medicare facility reimbursement for such procedures performed in the ASC setting will increase by approximately $600 compared to 2024 ASC facility reimbursement amounts. We believe that such an increase in reimbursement, if finalized, would materially benefit us and our customers, and allow our OMNI technology to compete more effectively in the marketplace in 2025. Device-intensive designations are granted for a period of one year only and are based on CMS’ review of applicable claims data. If CPT code 66174 does not meet the eligibility criteria for device-intensive status in CY2025 or any subsequent calendar year, then Medicare reimbursement for this service when performed in the ASC will accordingly decrease at the start of the next year after device-intensive status is removed.

Components of Our Results of Operations

Revenue

We currently derive the majority of our U.S. revenue from the sale of our OMNI and SION products to ASCs and HOPDs and our TearCare products to ECPs. To date, the revenue from our Surgical Glaucoma segment has accounted for over 90% of our total revenue, substantially all of which was generated from sales within the U.S. Our Surgical Glaucoma customers place orders based on their expected procedure volume and reorder as needed, typically on a biweekly, monthly or bimonthly basis. Our TearCare customers typically purchase a TearCare System which consists of one or more TearCare SmartHubsTM (“SmartHubs”), multiple single-use TearCare SmartLids® (“SmartLids”) and other accessories. After utilizing their initial inventory, customers can reorder SmartLids as needed. No single customer accounted for 10% or more of our revenue for the six months ended June 30, 2024 and 2023.

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

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and we believe it will continue to be, affected by a variety of factors, including differences in segment gross margins, changes in average selling prices, product sales mix, production and ordering volumes, manufacturing costs, product yields, and headcount. In general, we expect our gross margins to increase over the long term to the extent our production and ordering volumes increase and as we spread the fixed portion of our overhead costs over a larger number of units produced. We intend to use our design, engineering and manufacturing know-how and capabilities to further advance and improve the efficiency of our suppliers’ manufacturing processes, which we believe will reduce costs and increase our gross margins. Our gross margins could fluctuate from quarter to quarter as our product mix varies, we transition to new suppliers, introduce new products, and adopt new manufacturing processes and technologies.

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

Other Expense, Net

Other expense, net primarily consists of income and expenses that do not originate from the Company's primary business.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023 (dollars in thousands)

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(unaudited)
Revenue
Surgical Glaucoma	$20,244	$21,398	$(1,154)	(5.4)%
Percentage of total revenue	94.7%	91.2%
Dry Eye	1,126	2,073	(947)	(45.7)
Percentage of total revenue	5.3%	8.8%
Total	21,370	23,471	(2,101)	(9.0)
Cost of goods sold
Surgical Glaucoma	2,423	2,444	(21)	(0.9)
Dry Eye	602	937	(335)	(35.8)
Total	3,025	3,381	(356)	(10.5)
Gross profit
Surgical Glaucoma	17,821	18,954	(1,133)	(6.0)
Dry Eye	524	1,136	(612)	(53.9)
Total	18,345	20,090	(1,745)	(8.7)
Gross margin
Surgical Glaucoma	88.0%	88.6%
Dry Eye	46.5%	54.8%
Total	85.8%	85.6%
Operating expenses
Research and development	4,316	5,221	(905)	(17.3)
Selling, general and administrative	26,680	30,056	(3,376)	(11.2)
Total operating expenses	30,996	35,277	(4,281)	(12.1)
Loss from operations	(12,651)	(15,187)	2,536	16.7
Investment income	1,526	1,793	(267)	14.9
Interest expense	(1,145)	(1,349)	204	15.1
Loss on debt extinguishment	—	—	—	n.m.
Other expense, net	(44)	(3)	(41)	(1,366.7)

Loss before income taxes	(12,314)	(14,746)	2,432	16.5
Provision for income taxes	15	8	7	87.5
Net loss and comprehensive loss	$(12,329)	$(14,754)	$2,425	16.4%

Revenue. Our Surgical Glaucoma revenue for the three months ended June 30, 2024 was $20.2 million, a decrease of $1.2 million, or 5.4%, from the prior year comparable period. The overall decrease in Surgical Glaucoma revenue was primarily attributable to a decrease in the number of OMNI units sold and a lower average selling price primarily due to product mix in the three months ended June 30, 2024. This decline in units sold was primarily driven by a decrease in unit utilization per ordering facility. Our Dry Eye revenue decreased 45.7% in the three months ended June 30, 2024 compared to the prior year comparable period primarily due to fewer new customers added in the period, which led to lower SmartHub revenue and fewer SmartLids purchased. The primary driver of fewer new customers added and lower units sold was due to the Company’s focus on the next phase of its commercial strategy for its Dry Eye segment which involves achieving market access.

Cost of Goods Sold. Cost of goods sold was $3.0 million during the three months ended June 30, 2024, a decrease of $0.4 million from $3.4 million in the prior year comparable period. Our Surgical Glaucoma cost of goods sold decreased less than $0.1 million as compared to the prior year comparable period. The decrease was primarily driven by lower sales volumes and product sales mix. Our Dry Eye cost of goods sold decreased $0.3 million in the three months ended June 30, 2024 compared to the comparable period in 2023, primarily driven by lower sales volumes and product mix.

Gross Profit. Our total gross profit was $18.3 million in the three months ended June 30, 2024, a decrease of $1.7 million from the prior year comparable period. Our total gross margin for the three months ended June 30, 2024 increased to 85.8%, up from 85.6% in the prior year comparable period, primarily due to increased mix toward our higher gross margin Surgical Glaucoma segment, partially offset by declines in gross margin of both segments. Gross margin in our Surgical Glaucoma segment was 88.0% for the quarter ended June 30, 2024, a decrease from 88.6% for the prior year comparable period, primarily due to product sales mix. In our Dry Eye segment, gross margin decreased from 54.8% in the second quarter of 2023 to 46.5% in the second quarter of 2024, primarily due to product sales mix and higher overhead costs per unit due to lower volumes.

Research and Development Expenses. R&D expenses during the three months ended June 30, 2024 decreased $0.9 million, or 17.3%, to $4.3 million. The decrease was primarily driven by a $0.7 million decrease in clinical studies and general research and development expenses, as well as a $0.4 million decrease in payroll expenses.

Selling, General, and Administrative Expenses. SG&A expenses were $26.7 million for the three months ended June 30, 2024, a decrease of $3.4 million from the prior year comparable period. The decrease was primarily driven by a $2.9 million decrease in personnel expenses, including lower commissions during the current period. In addition, the Company saw a $0.7 million decrease in marketing expenses, a $0.7 million decrease in travel and entertainment expenses, and a $0.3 million decrease in facilities expenses. These decreases were partially offset by a $0.8 million increase in accounting and legal expenses, as well as a $0.5 million increase in stock-based compensation expenses.

Investment Income. Investment income was $1.5 million for the three months ended June 30, 2024, a decline of $0.3 million from the prior year comparable period. The decline was due to lower investment balances during the current year.

Interest Expense. Interest expense decreased $0.2 million, due to lower lending rates associated with the refinanced debt agreement during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Loss on Debt Extinguishment. Loss on debt extinguishment was $0.0 million for both the three months ended June 30, 2024 and 2023.

Other Expense, Net. Other expense, net was expense of less than $0.1 million for both the three months ended June 30, 2024 and 2023.

Comparison of the Six Months Ended June 30, 2024 and 2023 (dollars in thousands)

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(unaudited)
Revenue
Surgical Glaucoma	$38,501	$38,733	$(232)	(0.6)%
Percentage of total revenue	94.7%	91.6%
Dry Eye	2,134	3,563	(1,429)	(40.1)
Percentage of total revenue	5.3%	8.4%
Total	40,635	42,296	(1,661)	(3.9)
Cost of goods sold
Surgical Glaucoma	4,632	4,806	(174)	(3.6)
Dry Eye	1,187	1,623	(436)	(26.9)
Total	5,819	6,429	(610)	(9.5)
Gross profit
Surgical Glaucoma	33,869	33,927	(58)	(0.2)
Dry Eye	947	1,940	(993)	(51.2)
Total	34,816	35,867	(1,051)	(2.9)
Gross margin
Surgical Glaucoma	88.0%	87.6%
Dry Eye	44.4%	54.4%
Total	85.7%	84.8%
Operating expenses
Research and development	8,952	9,890	(938)	(9.5)
Selling, general and administrative	53,239	58,731	(5,492)	(9.4)
Total operating expenses	62,191	68,621	(6,430)	(9.4)
Loss from operations	(27,375)	(32,754)	5,379	16.4
Investment income	3,174	3,602	(428)	(11.9)
Interest expense	(2,350)	(2,625)	275	(10.5)
Loss on debt extinguishment	(1,962)	—	(1,962)	n.m.
Other expense, net	(50)	(22)	(28)	127.3

Loss before income taxes	(28,563)	(31,799)	3,236	(10.2)
Provision for income taxes	$32	$22	10	45.5
Net loss and comprehensive loss	(28,595)	(31,821)	$3,226	(10.1)%

Revenue. Revenue for the six months ended June 30, 2024 was $40.6 million, a decrease of $1.7 million, or 3.9%, from the prior year comparable period. The overall decrease in Surgical Glaucoma revenue was primarily attributable to a decrease in the number of OMNI units sold in the six months ended June 30, 2024. This decline in units sold was primarily driven by a decrease in unit utilization per ordering facility and a lower average selling price primarily due to product mix. Our Dry Eye revenue decreased 40.1% in the six months ended June 30, 2024 versus the prior year comparable period primarily due to fewer new customers added in the period, which led to lower SmartHub revenue and fewer SmartLids purchased, partially offset by a higher average selling price for SmartHubs.

Cost of Goods Sold. Cost of goods sold was $5.8 million during the six months ended June 30, 2024, a decrease of $0.6 million from $6.4 million in the prior year comparable period. Our Surgical Glaucoma cost of goods sold decreased $0.2 million as compared to the prior year comparable period. The decrease was primarily driven by product sales mix and a one-time prior year inventory scrap expense. Our Dry Eye cost of goods sold decreased $0.4 million in the six months ended June 30, 2024 compared to the prior year comparable period, primarily driven by lower sales volumes and product mix.

Gross Profit. Our total gross profit was $34.8 million in the six months ended June 30, 2024, a decrease of $1.1 million from the prior year comparable period. Our total gross margin for the six months ended June 30, 2024 increased to 85.7%, up from 84.8% in the prior year comparable period. Gross margin in our Surgical Glaucoma segment was 88.0% for the six months ended June 30, 2024, an increase from 87.6% for the prior year comparable period, primarily due to a one-time prior year inventory scrap expense. In our Dry Eye segment, gross margin decreased from 54.4% in the six months ended June 30, 2023 to 44.4% in the six months ended June 30, 2024, primarily due to product sales mix and higher overhead costs per unit due to lower volumes.

Research and Development Expenses. R&D expenses during the six months ended June 30, 2024 decreased $0.9 million, or 9.5%, to $9.0 million. The decrease was primarily driven by a $0.7 million decrease in clinical studies and general research and development expenses, as well as $0.6 million decrease in payroll expenses. These were partially offset by a $0.3 million increase in legal and stock-based compensation expenses.

Selling, General, and Administrative Expenses. SG&A expenses were $53.2 million for the six months ended June 30, 2024, a decrease of $5.5 million from the prior year comparable period. The decrease was primarily driven by a $5.9 million decrease in personnel expenses, including lower commissions during the current period. In addition, the Company saw a $2.2 million decrease in marketing expenses, including sales training and demos, a $1.1 million decrease in travel and entertainment expenses, and a $0.6 million decrease in facilities expenses. These decreases were partially offset by a $3.4 million increase in accounting and legal expenses, as well as a $1.4 million increase in stock-based compensation expenses.

Investment Income. Investment income was $3.2 million for the six months ended June 30, 2024, a decline of $0.4 million from the prior year comparable period. The decline was due to lower investment balances during the current year.

Interest Expense. Interest expense decreased $0.3 million, due to lower lending rates associated with the refinanced debt agreement during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Loss on Debt Extinguishment. Loss on debt extinguishment was $2.0 million for the six months ended June 30, 2024 as compared to $0.0 million in the six months ended June 30, 2023. The increase in the current year is driven by the Company's loss on the termination and settlement of the MidCap Term Loan.

Other Expense, Net. Other expense, net was expense of $0.1 million and $0.0 million for the six months ended June 30, 2024 and 2023.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023

Net cash used in operating activities	$(19,254)	$(30,872)
Net cash used in investing activities	$(197)	$(223)
Net cash (used in) provided by financing activities	$(501)	$610
Net change in cash and cash equivalents	$(19,952)	$(30,485)

Net Cash Used in Operating Activities.

Net cash used in operating activities for the six months ended June 30, 2024 was $19.3 million, consisting primarily of a net loss of $28.6 million, as well as a net change in our operating assets and liabilities of $1.4 million, partially offset by non-cash charges of $10.7 million. The net change in our operating assets and liabilities was primarily due to a $5.7 million increase in accounts receivable and a $1.3 million decrease in other noncurrent liabilities. Accrued and other current liabilities increased $1.9 million, while both inventory and prepaid expenses and other current assets increased by $1.2 million. In addition, accrued compensation increased by $0.9 million and accounts payable increased by $0.6 million. The non-cash charges primarily consisted of $8.8 million related to stock-based compensation expense, $1.0 million of noncash loss on the extinguishment of debt, $0.4 million of depreciation and amortization and $0.3 million of noncash operating lease expense.

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

Net Cash Used in Investing Activities.

Net cash used in investing activities for the six months ended June 30, 2024 and 2023 was $0.2 million and $0.2 million, respectively, in both cases for purchases of property and equipment.

Net Cash (Used in) Provided by Financing Activities.

Net cash used in financing activities for the six months ended June 30, 2024 was $0.5 million, consisting primarily of the costs associated with the refinancing of the outstanding term loan agreement. Net cash provided by financing activities for the six months ended June 30, 2023 of $0.6 million, which primarily relates to the exercise of common stock options and proceeds from employee stock plan purchases, partially offset by taxes paid on the net share settlement of restricted stock units.

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

As of June 30, 2024, we had cash and cash equivalents of $118.2 million, an accumulated deficit of $323.4 million and $35.0 million outstanding under our term loan agreement (before debt discount) with Hercules. Based on our current planned operations, we expect our cash and cash equivalents and additional borrowings available under the Hercules Loan Agreement will enable us to fund our operations for at least the next 12 months and the foreseeable future.

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

An accounting estimate is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We believe that the assumptions and estimates associated with stock-based compensation expense have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider this to be a critical accounting estimate.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We are not aware of any material changes to the risks and uncertainties described under the heading "Risk Factors" in our Annual Report or Quarterly Report on Form 10-Q for the three months ended March 31, 2024, which are incorporated herein by reference. The risks described in our Annual Report and our Quarterly Report on Form 10-Q for the three months ended March 31, 2024 are not the only ones we face. Additional risks we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results, liquidity, and future prospects.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the quarter ended June 30, 2024 that were not previously reported in a Current Report on Form 8-K.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Plans

During the quarter ended June 30, 2024, no director or Section 16 officer adopted, modified, or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of Sight Sciences, Inc.	8-K	001-40587	3.1	7/19/21
3.2	Amended and Restated Bylaws of Sight Sciences, Inc.	8-K	001-40587	3.2	7/19/21
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGHT SCIENCES, INC

Date: August 2, 2024	By:	/s/ Alison Bauerlein
Alison Bauerlein
Chief Financial Officer (Principal Financial Officer and
Principal Accounting Officer)