Form 10-Q
period 2024-09-30
Sight Sciences, Inc.
filed 2024-11-07
CIK 1531177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of the close of business on November 1, 2024, the registrant had 50,754,616 shares of Common Stock, par value $0.001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Sight Sciences,” “we,” “us” and “our” refer to Sight Sciences, Inc.

This Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2024 (this "Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•
our ability to obtain and maintain sufficient reimbursement for our products, including our ability to maintain competitive reimbursement for our Surgical Glaucoma products and establish sufficient reimbursement for our Dry Eye products;
•
our ability to compete effectively with existing competitors and new market entrants;
•
the impacts of recently published local coverage determinations by Medicare Administrative Contractors regarding Minimally Invasive Glaucoma Surgery (“MIGS”) procedures on our business, financial condition, and results of operations, and the expected timing of effectiveness of each of the foregoing;
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
•
our ability to protect and scale our intellectual property portfolio, including successfully defending our intellectual property against infringement, and the outcome of our ongoing litigation regarding certain of our patents;
•
our ability to hire and retain key personnel;
•
our ability to obtain financing in future offerings;
•
the volatility of the trading price of our common stock;
•
our expectation regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act (the "JOBS Act"); and
•
our ability to maintain proper and effective internal controls.

Actual events or results may differ from those expressed in forward-looking statements. As such, you should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, prospects, strategy, and financial needs. The outcomes of the events described in these forward-looking statements are subject to risks, uncertainties, assumptions, and other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the "SEC") on March 13, 2024 (our "Annual Report"), and elsewhere in this Quarterly Report. Moreover, we operate in a highly competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SIGHT SCIENCES, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$118,564	$138,129
Accounts receivable, net of allowance for credit losses of $824 and $1,186 at September 30, 2024 and December 31, 2023, respectively	12,929	14,289
Inventory, net	6,091	7,849
Prepaid expenses and other current assets	2,885	2,604
Total current assets	140,469	162,871
Property and equipment, net	1,448	1,640
Operating lease right-of-use assets	1,100	1,458
Other noncurrent assets	580	682
Total assets	$143,597	$166,651
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,297	$1,731
Accrued compensation	7,889	4,528
Accrued and other current liabilities	4,613	3,774
Current portion - long-term debt, net	—	2,219
Total current liabilities	13,799	12,252

Long-term debt, net	34,152	31,708
Other noncurrent liabilities	689	2,476
Total liabilities	48,640	46,436
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 50,398,148 and 49,131,363 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	50	49
Additional paid-in-capital	429,358	414,956
Accumulated deficit	(334,451)	(294,790)
Total stockholders’ equity	94,957	120,215
Total liabilities and stockholders’ equity	$143,597	$166,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$20,157	$20,009	$60,792	$62,305
Cost of goods sold	3,250	2,677	9,068	9,105
Gross profit	16,907	17,332	51,724	53,200
Operating expenses:
Research and development	4,746	4,239	13,698	14,129
Selling, general and administrative	23,390	26,504	76,629	85,235
Total operating expenses	28,136	30,743	90,327	99,364
Loss from operations	(11,229)	(13,411)	(38,603)	(46,164)
Investment income	1,454	1,897	4,628	5,499
Interest expense	(1,151)	(1,432)	(3,501)	(4,057)
Loss on debt extinguishment	—	—	(1,962)	—
Other income (expense), net	26	(11)	(25)	(34)
Loss before income taxes	(10,900)	(12,957)	(39,463)	(44,756)
Provision for income taxes	166	78	198	100
Net loss and comprehensive loss	$(11,066)	$(13,035)	$(39,661)	$(44,856)
Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.27)	$(0.79)	$(0.92)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	50,340,603	48,671,049	49,911,655	48,538,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2024	50,136,131	$50	$424,973	$(323,385)	$101,638
Issuance of common stock upon exercise of stock options	38,936	—	77	—	77
Issuance of common stock upon vesting of restricted stock units	223,081	—	—	—	—
Stock-based compensation expense	—	—	4,308	—	4,308
Net loss	—	—	—	(11,066)	(11,066)
Balance at September 30, 2024	50,398,148	50	429,358	(334,451)	94,957

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	49,131,363	$49	$414,956	$(294,790)	$120,215
Issuance of common stock upon exercise of stock options	194,119	—	233	—	233
Issuance of common stock upon vesting of restricted stock units	840,376	1	(1)	—	—
Withholding taxes on net share settlement of restricted stock units	—	—	(20)	—	(20)
Warrant issuance	—	—	609	—	609
Employee stock purchase plan purchases	232,290	—	450	—	450
Stock-based compensation expense	—	—	13,131	—	13,131
Net loss	—	—	—	(39,661)	(39,661)
Balance at September 30, 2024	50,398,148	50	429,358	(334,451)	94,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2023	48,649,343	$49	$407,146	$(271,064)	$136,131
Issuance of common stock upon exercise of stock options	60,738	—	117	—	117
Issuance of common stock upon vesting of restricted stock units	12,138	—	—	—	—
Stock-based compensation expense	—	—	3,856	—	3,856
Net loss	—	—	—	(13,035)	(13,035)
Balance at September 30, 2023	48,722,219	49	411,119	(284,099)	127,069

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	48,298,138	$48	$399,271	$(239,243)	$160,076
Issuance of common stock upon exercise of stock options	163,940	—	288	—	288
Issuance of common stock upon vesting of restricted stock units	181,607	1	—	—	1
Withholding taxes of net share settlement of restricted stock units	—	—	(222)	—	(222)
Employee stock purchase plan purchases	78,534	—	661	—	661
Stock-based compensation expense	—	—	11,121	—	11,121
Net loss	—	—	—	(44,856)	(44,856)
Balance at September 30, 2023	48,722,219	49	411,119	(284,099)	127,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(39,661)	$(44,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	536	455
Accretion of debt discount and debt issuance costs	550	452
Stock-based compensation expense	13,131	11,121
Allowance for credit losses	(68)	416
Provision (benefit) for excess and obsolete inventories	(105)	219
Noncash operating lease expense	481	743
Loss on disposal of property and equipment	23	66
Noncash loss on debt extinguishment	1,033	—
Changes in operating assets and liabilities:
Accounts receivable	1,427	(2,187)
Inventory	1,863	(3,345)
Prepaid expenses and other current assets	(280)	517
Other noncurrent assets	(35)	(444)
Accounts payable	(41)	841
Accrued compensation	3,360	(1,851)
Accrued and other current liabilities	418	(3,089)
Other noncurrent liabilities	(1,524)	242
Net cash used in operating activities	(18,892)	(40,700)
Cash flows from investing activities
Purchases of property and equipment	(248)	(527)
Net cash used in investing activities	(248)	(527)
Cash flows from financing activities
Net proceeds from Hercules Loan Agreement	34,526	—
Repayment of MidCap Loan Agreement	(35,375)	—
Debt issuance costs	(238)	—
Proceeds from employee stock purchase plan purchases	450	289
Taxes paid on net share settlement of restricted stock units	(20)	(222)
Proceeds from exercise of common stock options	232	661
Net cash (used in) provided by financing activities	(425)	728
Net change in cash and cash equivalents	(19,565)	(40,499)
Cash and cash equivalents at beginning of period	138,129	185,000
Cash and cash equivalents at end of period	$118,564	$144,501

Supplemental disclosure of cash flow information
Cash paid for interest	$3,023	$3,167
Supplemental noncash disclosure of investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$43	$81
Common stock warrants issued upon execution of Hercules Loan Agreement	$609	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Company and Nature of Business

Description of Business

Sight Sciences, Inc. (the “Company”) was incorporated in the State of Delaware in 2010 and is headquartered in Menlo Park, California. The Company is an ophthalmic medical device company focused on the development and commercialization of surgical and nonsurgical technologies for the treatment of prevalent eye diseases. The Company’s mission is to develop transformative, interventional technologies that allow eyecare providers to procedurally elevate the standards of care — empowering people to keep seeing.

The Company's product portfolio aligns with its two reportable operating segments: Surgical Glaucoma and Dry Eye. The products for the Surgical Glaucoma segment include the OMNI® Surgical System ("OMNI"), which is an implant-free, handheld, single-use, therapeutic technology that enables ophthalmic surgeons to perform a comprehensive procedure (i) indicated in the United States to reduce intraocular pressure in adult patients with primary open-angle glaucoma, and (ii) CE Marked for the catheterization and transluminal viscodilation of Schlemm’s canal and cutting of the trabecular meshwork to reduce intraocular pressure in adult patients with open-angle glaucoma; and the SION® Surgical Instrument ("SION"), a bladeless, manually operated device used in ophthalmic surgical procedures to excise trabecular meshwork. The product portfolio for the Dry Eye segment consists of the TearCare® System ("TearCare") for ophthalmologists and optometrists. TearCare is a proprietary, interventional, dry eye device designed to melt and facilitate the comprehensive removal of meibomian gland obstructions and restore gland functionality and healthy oil production for adult patients with evaporative dry eye disease due to meibomian gland dysfunction (“MGD”) when used in conjunction with manual expression of the meibomian glands, enabling clearance of gland obstructions by physicians to address the leading cause of dry eye disease.

Significant Risks and Uncertainties

Since inception, the Company has incurred losses and negative cash flows from operations. As of September 30, 2024, the Company had an accumulated deficit of $334.5 million since inception and recorded a net loss of $39.7 million for the nine months then ended and expects to incur additional losses in the future. If the Company’s revenue levels from its products are not sufficient or if the Company is unable to secure additional funding when desired, the Company may need to delay the development of its products, scale back its business and operations, or change its business strategy.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements and accompanying notes thereto are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") applicable to interim periods and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sight Sciences UK, Ltd and Sight Sciences GmbH. All intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's financial information contained herein. The condensed consolidated balance sheet as of December 31, 2023 is derived from the Company's consolidated audited financial statements as of that date. These interim condensed consolidated financial statements do not include all disclosures required by US GAAP and should be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes thereto for the fiscal year ended December 31, 2023, which are contained in the Annual Report. The Company's results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period.

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

New Accounting Pronouncements

Accounting Standards Recently Adopted

During the nine-month period ended September 30, 2024, there were no significant Accounting Standard Updates ("ASUs") issued that were adopted.

Accounting Standards Not Yet Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its disclosures.

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

As of September 30, 2024, there are no additional ASUs issued and not yet adopted that are expected to have a material impact on the Company's financial statements and related disclosures.

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

The Company's cash and cash equivalents included Level 1 investments in treasury securities of $100.5 million and $129.1 million as of September 30, 2024 and December 31, 2023, respectively. These securities are classified as held-to-maturity and all have been purchased with original maturities of 90 days or less. Held-to-maturity debt securities are recorded at amortized cost in the financial statements.

	September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$100,488	$24	$(1)	$100,511

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$129,113	$28	$—	$129,141

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of September 30, 2024 and December 31, 2023, total debt of $34.2 million and $33.9 million is reported at amortized cost, respectively. This outstanding debt is classified as Level 2 as it is not actively traded. The amortized cost of the outstanding debt approximates the fair value.

The Company measures the fair value of the unissued common stock warrants to be issued pursuant to the Hercules Loan Agreement (as defined in Note 5, Debt) using the Black-Scholes option pricing method. These are classified as Level 3 liabilities, with an overall value of less than $0.1 million as of September 30, 2024. The unissued warrants are remeasured at each reporting date following execution of the Hercules Loan Agreement. See Note 5, Debt, and Note 7, Stockholders' Equity, for additional information regarding the common stock warrants.

The financial statements as of September 30, 2024 and December 31, 2023 do not include any assets or liabilities that are measured at fair value on a nonrecurring basis.

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	As of September 30,	As of December 31,
	2024	2023
Tools and equipment	$1,991	$2,010
Computer equipment and software	37	37
Furniture and fixtures	286	323
Leasehold improvements	38	38
Construction in process	1,071	859
	3,423	3,267
Less: Accumulated depreciation	(1,975)	(1,627)
Property and equipment, net	$1,448	$1,640

Depreciation expense was $0.1 million and $0.4 million for the three and nine months ended September 30, 2024, respectively. Depreciation expense was $0.2 million and $0.5 million for the three and nine months ended September 30, 2023, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	As of September 30,	As of December 31,
	2024	2023
Accrued expenses	$2,447	$1,639
Current portion of lease liabilities	519	573
Short-term interest payable	311	375
Other accrued liabilities	1,336	1,187
Total accrued and other current liabilities	$4,613	$3,774

Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	As of September 30,	As of December 31,
	2024	2023
Noncurrent portion of lease liabilities	$614	$914
Other noncurrent liabilities	75	38
Long-term interest payable	—	1,524
Total other noncurrent liabilities	$689	$2,476

Note 5. Debt

Hercules Capital Loan Agreement

In January 2024, the Company entered into a Loan and Security Agreement (the “Hercules Loan Agreement”), with Hercules Capital, Inc. (“Hercules”) and certain of its affiliates (collective with Hercules, the “Lenders”), which provides for a senior secured term loan facility in the aggregate principal amount of up to $65.0 million. An initial tranche of $35.0 million (the “Initial Loan”) was funded under the Hercules Loan Agreement on January 22, 2024. In addition to the Initial Loan, the Hercules Loan Agreement provides for additional tranches as follows: $5.0 million available in a single draw through December 15, 2024, $10.0 million available to draw upon the achievement of certain performance milestones through September 15, 2025, and $15.0 million available for the Company to draw on through the interest-only period in increments of $5.0 million, subject to the sole approval of Hercules' investment committee (such tranche loans together with the Initial Loan, the “Term Loans”).

The Hercules Loan Agreement includes a maturity date of July 1, 2028, with an interest only period running for the first 30 months of the agreement term, extendable for an additional six months for a total of 36 months upon the achievement of certain milestones. The Term Loans accrue interest at a floating annual rate of the greater of 10.35% or the Wall Street Journal prime rate plus 2.35%, with the interest rate under the Term Loans equal to 10.35% at September 30, 2024. The final payment fee is set at 5.95% of the funded balance, which is recognized as a debt discount and is being accreted into the amortization of debt issuance costs using the effective interest rate method over the term of the loan. In conjunction with the funding of the Initial Loan, the Company issued warrants to the Lenders to purchase up to an aggregate of 135,686 shares of its common stock at an exercise price of $5.159 per share, which were recorded and classified as equity. Each warrant is exercisable for a period of seven years from the date of issuance. See Note 7, Stockholders' Equity, for additional information regarding these common stock warrants.

The obligations under the Hercules Loan Agreement are guaranteed by the Company and its future subsidiaries, subject to exceptions for certain foreign subsidiaries. The obligations under the agreement are secured by substantially all of the Company's assets, including its material intellectual property. Additionally, the Company is subject to customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. The Company is also subject to certain minimum cash and revenue covenants under the Hercules Loan Agreement. The Company was in compliance with all covenants as of September 30, 2024.

MidCap Loan Agreement

The Company had credit and security agreements with certain entities affiliated with MidCap Financial Services (such entities collectively, “MidCap”), which provided for a $35.0 million senior secured term loan (the “MidCap Term Loan”). In January 2024, the Company terminated the Amended and Restated Credit and Security Agreement (Term Loan) (the “MidCap Term Loan Agreement”) evidencing the MidCap Term Loan and paid off in full the secured obligations thereunder in connection with its entry into the Hercules Loan Agreement. The Company recorded a loss on debt extinguishment of $2.0 million during the nine months ended September 30, 2024.

The commitment obligations under the MidCap Term Loan Agreement were guaranteed by the Company’s current and future subsidiaries, subject to exceptions for certain foreign subsidiaries, and secured by substantially all assets of the Company, including material intellectual property. The MidCap Term Loan Agreement had a maturity date of November 1, 2025, and principal payments under the Term Loan were scheduled to commence in December 2024. In addition, the MidCap Term Loan Agreement included a stated floating interest rate that was reserve-adjusted Secured Overnight Finance Rate, plus 7.00%, and a provision for a final payment fee of 6.0% of the $35.0 million MidCap Term Loan balance, which was recorded as a long-term interest payable as of December 31, 2023.

Maturities Schedule

Long-term and short-term debt as of September 30, 2024 and December 31, 2023, respectively, was as follows (in thousands):

	As of September 30,	As of December 31,
	2024	2023
Hercules Initial Loan	$35,000	$—
MidCap Term Loan	—	35,000
Total principal payments due	35,000	35,000
Less: unamortized discount and debt issuance costs	(848)	(1,073)
Total amounts outstanding	34,152	33,927
Less: current portion	—	(2,219)
Long-term debt, net	$34,152	$31,708

The repayment schedule relating to the Hercules Initial Loan as of September 30, 2024, is as follows (in thousands):

Amount
2024 (remainder)	$—
2025	—
2026	6,680
2027	17,294
Thereafter	11,026
Total principal payments	$35,000
Final fee due at maturity	2,083
Total repayments	$37,083

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

The Company recognizes rent expense on a straight-line basis over the noncancelable lease term. The Company’s rent expense was $0.2 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively. The Company’s rent expense was $0.6 million and $0.9 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the weighted average remaining lease term for the leases was 2.0 years.

Operating lease expense and supplemental cash flow information related to operating leases for the three months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$196	$288	$587	$869
Cash paid for operating leases	162	295	582	885

Aggregate future minimum lease payments as of September 30, 2024, under these noncancelable operating leases were as follows (in thousands):

As of September 30,
2024
2024 (remainder)	$158
2025	618
2026	497
Total future minimum lease payments	$1,273
Less: imputed interest	(140)
Present value of future minimum lease payments	$1,133
Less: current portion of operating lease liability	(519)
Noncurrent portion of lease liabilities	$614

Legal Proceedings

On September 16, 2021, the Company filed suit in the U.S. District Court for the District of Delaware (C.A. No. 1:21-cv-01317) (the “Court”) alleging that Ivantis, Inc. (“Ivantis”) directly and indirectly infringes the Company’s U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 by making, using, selling, and offering for sale the Hydrus® Microstent. The Company’s complaint seeks money damages and injunctive relief. On January 24, 2022, Ivantis asserted counterclaims requesting declaratory judgments that the Company's asserted patents-in-suit are not infringed and/or invalid. On August 1, 2022, the Company filed an amended complaint alleging that Alcon Inc., Alcon Vision, LLC and Alcon Research, LLC (collectively, “Alcon”) infringe the four originally asserted patents by making, using, selling, and offering for sale the Hydrus® Microstent, and that all defendants also infringe U.S. Patent No. 11,389,328. The defendants asserted counterclaims requesting declaratory judgments that the Company’s asserted patents-in-suit are not infringed and/or are invalid. In September 2022, Ivantis and Alcon filed petitions with the U.S. Patent Office seeking inter partes review of U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 (IPR2022-01529, IPR2022-01530, IPR2022-01533, IPR2022-01540), each of which the U.S. Patent Office denied for raising prior art references and invalidity arguments that were cumulative of those previously considered by the U.S. Patent Office. On April 26, 2024, at the conclusion of a five-day jury trial, the Company was awarded a positive jury trial verdict of $34 million, comprised of $5.5 million in lost profits damages and $28.5 million in royalty damages for commercial sales of the Hydrus Microstent for the period between its commercial launch through trial. The patents at issue were U.S. Patent Nos. 8,287,482, 9,370,443, and 11,389,328. The parties have submitted their post-trial briefings and the Court will hold an in-person hearing in December 2024 to hear the parties’ oral arguments on these briefings. The Court will enter its final judgement after the hearing, with such entry currently expected in late fourth quarter 2024 or in first quarter 2025. The Court's final judgment will be subject to appeal. The Company is presently unable to predict the outcome of this lawsuit or to reasonably estimate the potential financial impact of the lawsuit on the Company, if any.

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

Except as described above, as of September 30, 2024 and December 31, 2023, the Company was not a party to any legal proceedings, regulatory matters, or other disputes or claims which, if determined adversely, would, individually or taken together, have a material adverse effect on the Company’s business, financial condition, operating results, liquidity, or future prospects.

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director or officer may be subject to any proceeding arising out of acts or omissions of such director or officer in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. This insurance allows the transfer of risk associated with the Company’s exposure and may enable it to recover a portion of any future amounts paid. The

Company believes the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of September 30, 2024 and December 31, 2023.

Note 7. Stockholders' Equity

Common Stock

The Company’s certificate of incorporation provides for 200,000,000 authorized shares of common stock, par value $0.001 per share, and 10,000,000 authorized shares of preferred stock, par value $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds are legally available, when and if declared by the board of directors. As of September 30, 2024, no dividends have been declared. Each share of common stock is entitled to one vote.

At September 30, 2024 and December 31, 2023, the Company had reserved common stock for future issuances as follows:

	September 30,	December 31,
	2024	2023
Common stock available for future grants	5,956,636	6,033,176
Common stock options issued and outstanding	4,583,289	4,980,190
Restricted stock units outstanding	4,574,045	2,721,361
Shares available for future purchase under employee stock purchase plan	1,747,250	1,488,227
Total	16,861,220	15,222,954

Common Stock Warrants

In conjunction with the funding of the Initial Loan under the Hercules Loan Agreement, the Company issued common stock warrants to the Lenders to purchase up to an aggregate of 135,686 shares of our common stock at an exercise price of $5.159 per share. Each warrant is exercisable for up to seven years from the date of issuance. The warrants are classified as equity. During the nine months ended September 30, 2024, the fair value of the issued warrants recorded was $0.6 million, which was calculated using the Black-Scholes option pricing model. These warrants were recorded at fair value upon their issuance in additional paid-in capital in the condensed consolidated balance sheet. The issued warrants are not remeasured after the issuance date.

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

The unissued warrants do not meet the requirements for classification in equity, and are recorded as liabilities in other noncurrent liabilities in the financial statements. The fair value of the unissued common stock warrants was calculated using the Black-Scholes option pricing method and they were recorded at fair value upon the funding of the Hercules Loan Agreement. The unissued warrants are remeasured at each reporting date after the issuance date. According to the fair value measurement criteria, the unissued warrants are considered Level 3 liabilities, with an overall value of less than $0.1 million as of September 30, 2024.

Note 8. Equity Incentive Plans

2011 Stock Option Plan and 2021 Incentive Award Plan

In 2011, the Company established its 2011 Stock Option Plan (the “2011 Plan”) that provided for the granting of stock options to employees and nonemployees of the Company.

In July 2021, the board of directors and stockholders adopted and approved the 2021 Incentive Award Plan, (the “2021 Plan”). Under the 2021 Plan, the Company has the ability to issue incentive stock options ("ISOs"), nonqualified stock options ("NSOs"), stock appreciation rights, dividend equivalent rights, restricted stock awards, and restricted stock unit awards ("RSUs"). Options under the 2021 Plan can typically be granted for periods of up to ten years. For stock options granted to a grantee who, at the time the option is granted, owned stock representing more than 10% of the voting power of all classes of stock of the Company (or any parent or subsidiary of the Company), the term of the stock option may be granted for periods of up to five years. The ISOs and NSOs will be granted at a price per share not less than the fair value at the date of grant. The exercise price of a stock option granted to a 10% stockholder shall be not less than 110% of the grant date fair value of the shares. Options granted to new hires generally vest over a four-year period, with 25% of the shares vesting on the first anniversary of the grant date and the remaining shares vesting in 36 equal monthly installments thereafter; options granted as merit awards generally vest in 48 equal monthly installments following the grant date. RSUs granted generally vest over a four-year period with straight-line vesting in equal amounts (either in annual or quarterly installments).

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

The 2011 Plan was superseded by the 2021 Plan at the time of the initial public offering of the Company's common stock, which closed on July 15, 2021, and no further grants have been made under the 2011 Plan from the date the 2021 Plan became effective. The terms under the 2011 Plan are consistent with those described above for the 2021 Plan.

As of September 30, 2024 and December 31, 2023 there were 5,956,636 shares and 6,033,176 shares, respectively, of common stock available for issuance under the 2021 Plan.

Stock Option Awards

The following table summarizes stock option activity under the 2021 Plan during the periods presented:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Average Intrinsic Value (in thousands)
Balances as of December 31, 2023	4,980,190	$9.00	7.4	$5,924
Grants	7,377	4.43
Forfeited/cancelled	(210,159)	10.15
Exercised/released	(194,119)	1.20
Balances as of September 30, 2024	4,583,289	$9.28	7.0	$6,558
Vested and exercisable as of September 30, 2024	3,163,058	$9.32	6.4	$4,635
Vested and expected to vest as of September 30, 2024	4,583,289	$9.28	7.0	$6,558

During the three months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense of $1.9 million and $2.1 million related to stock option awards, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense of $5.7 million and $6.6 million related to stock option awards, respectively. The weighted-average grant-date fair values of options granted during the nine months ended September 30, 2024 and 2023 was $2.71 and $6.92 per share, respectively.

The aggregate intrinsic value of options exercised was $0.2 million and $0.8 million during the three and nine months ended September 30, 2024, respectively. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise. As of September 30, 2024, the unrecognized stock-based compensation expense relating to unvested options was $8.1 million, which is expected to be recognized over a weighted-average period of 1.3 years.

Determination of Fair Value

The Company estimated the grant date fair value of stock options using the Black-Scholes option-pricing model, which requires the use of highly subjective and complex valuation assumptions to determine the fair value of stock-based awards, including the option’s expected term, the expected volatility of the underlying stock, the risk-free interest rate, and the expected dividend yield. For the purposes of the Black-Scholes valuation model, the Company used the simplified method for determining the expected term of the granted options. The simplified method was used since the Company does not have adequate historical data to utilize in calculating the expected term of options. The fair value for options granted was calculated using the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected term (in years)	N/A	5.99 – 6.01	6.13	5.60 – 6.07
Expected volatility	N/A	79.82%	61.67%	78.53% – 79.82%
Risk-free interest rate	N/A	4.04%	4.28%	3.48% – 4.04%
Dividend yield	N/A	–	–	–

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

The following table summarizes restricted share award activity:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding, December 31, 2023	2,721,361	$7.61
Grants	2,949,065	4.46
Forfeited/cancelled	(213,175)	6.54
Vested	(883,206)	7.58
Outstanding, September 30, 2024	4,574,045	$5.62

During the three months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense of $2.2 million and $1.6 million, respectively, related to the RSUs. During the nine months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense of $6.9 million and $4.2 million, respectively, related to the RSUs. As of September 30, 2024, there was $21.2 million of total unrecognized stock-based compensation expense relating to the RSUs that is expected to be recognized over a weighted-average period of 2.7 years.

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

During the nine months ended, September 30, 2024, participants in the ESPP purchased 232,290 shares for a total of $0.5 million. As of September 30, 2024, the Company has collected payroll withholdings of $0.4 million in the current offering period for the purchase of shares under the ESPP. The Company recorded stock-based compensation expense associated with the ESPP of $0.1 million for both the three months ended September 30, 2024 and 2023. The Company recorded stock-based compensation expense associated with the ESPP of $0.5 million and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, there were 1,747,250 shares of common stock available for issuance under the ESPP.

The fair value of shares to be issued under the ESPP was estimated using the Black-Scholes valuation model with the following assumptions for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected term (in years)	0.49 – 0.50	0.48 – 0.50	0.49 – 0.50	0.48 – 0.50
Expected volatility	100.00% – 197.51%	66.72% – 97.38%	100.00% – 197.51%	66.72% – 97.38%
Risk-free interest rate	5.37% – 5.40%	4.62% – 5.32%	5.37% – 5.40%	4.62% – 5.32%
Dividend yield	–	–	–	–

Stock-Based Compensation

The following is a summary of stock-based compensation expense by function (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of goods sold	$83	$77	$283	$206
Research and development	588	549	1,787	1,664
Selling, general and administrative	3,637	3,230	11,061	9,251
Total stock-based compensation expense	$4,308	$3,856	$13,131	$11,121

Note 9. Net Loss per Share Attributable to Common Stockholders

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. As the Company reported a net loss for the three and nine months ended September 30, 2024 and 2023, basic net loss per share is the same as diluted net loss per share for each of the reported periods.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(11,066)	$(13,035)	$(39,661)	$(44,856)
Denominator:
Weighted-average shares of common stock outstanding—basic and diluted	50,340,603	48,671,049	49,911,655	48,538,517
Net loss per share attributable to common stockholders—basic and diluted	$(0.22)	$(0.27)	$(0.79)	$(0.92)

The following potentially dilutive issued and outstanding securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive as a result of the net loss position:

	September 30,
	2024	2023
Stock option awards	4,583,289	4,705,390
Restricted stock units	4,574,045	1,853,657
Common stock warrants	135,686	—
Total	9,293,020	6,559,047

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

The following table summarizes select operating results information for each reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Surgical Glaucoma	$18,632	$18,425	$57,132	$57,158
Dry Eye	1,525	1,584	3,660	5,147
Total	20,157	20,009	60,792	62,305
Cost of goods sold
Surgical Glaucoma	2,453	2,002	7,084	6,808
Dry Eye	797	675	1,984	2,297
Total	3,250	2,677	9,068	9,105
Gross profit
Surgical Glaucoma	16,179	16,423	50,048	50,350
Dry Eye	728	909	1,676	2,850
Total	16,907	17,332	51,724	53,200
Operating expenses	28,136	30,743	90,327	99,364
Loss from operations	(11,229)	(13,411)	(38,603)	(46,164)
Investment income	1,454	1,897	4,628	5,499
Interest expense	(1,151)	(1,432)	(3,501)	(4,057)
Loss on debt extinguishment	—	—	(1,962)	—
Other income (expense), net	26	(11)	(25)	(34)
Loss before income taxes	$(10,900)	$(12,957)	$(39,463)	$(44,756)

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
•
developing products that are intended to preserve, protect and restore natural physiological functionality to diseased eyes;
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

Our initial product development has focused on the treatment of two of the world’s most prevalent and underserved eye diseases, glaucoma and dry eye disease (“DED”). We have commercialized products in each of our two reportable operating segments, Surgical Glaucoma and Dry Eye. Our Surgical Glaucoma revenues consist of sales of the OMNI® Surgical System ("OMNI") and the SION® Surgical Instrument ("SION"), while our Dry Eye revenues are comprised of sales of the TearCare® System ("TearCare"), and related components and accessories. Each product is primarily sold through a highly involved direct sales model that offers intensive education, training and customer service. We believe this philosophy and model not only enable us to differentiate our products and company from competitors, but also expand our addressable market by educating ECPs, patients and other stakeholders on our products and evolving treatment paradigms. Outside of the U.S., we have established direct commercial operations in the United Kingdom and Germany. We sell OMNI in several other countries through distributors.

We sell OMNI and SION to facilities where ophthalmic surgeons perform outpatient procedures, such as ambulatory surgery centers ("ASCs") and hospital outpatient departments ("HOPDs"), which are typically reimbursed by Medicare or private payors for procedures using our products. We sell TearCare to ECPs. Currently, there is no meaningful reimbursement coverage by Medicare or private payors for DED procedures, including TearCare, and patients typically pay out-of-pocket for TearCare, although some payors may agree to provide case-based coverage outside of a formal policy. We are continuing our controlled commercial launch and are focused on our comprehensive, clinical data-driven long-term market development plan that aims to improve awareness and patient access to TearCare. We have dedicated meaningful resources to execute our commercial strategy as we reduce operating expenses and improve cost efficiencies to better align our operating structure for long-term, profitable growth. The overall success of our approach to eyecare to date is evidenced by over 275,000 estimated uses of Surgical Glaucoma products and their predicates in over 2,000 hospitals and ASCs in the U.S. and Europe, and over 65,000 estimated uses of TearCare in over 1,500 eyecare facilities in the U.S. through September 30, 2024.

We do not currently operate any manufacturing facilities and instead contract with third parties for our production requirements. We believe our suppliers will be able to meet our current and anticipated manufacturing needs across all of our product lines. We plan to continue to utilize third party contract manufacturers for our products and any related components.

Revenue in our Surgical Glaucoma segment for the nine-months ended September 30, 2024 and 2023 was $57.1 million and $57.2 million, respectively, with gross margins for the same periods of 87.6% and 88.1%, respectively. Revenue in our Dry Eye segment for the nine-months ended September 30, 2024 and 2023 was $3.7 million and $5.1 million, respectively, with gross margins for the same periods of 45.8% and 55.4%, respectively. Given the earlier stage of TearCare’s commercial development, we expect our Dry Eye segment’s gross margins to be lower than our Surgical Glaucoma segment’s gross margins for the near and medium-term due to the allocation of fixed labor and overhead costs to the segment's cost of goods sold. In addition, we expect lower demand and related gross margin in the Dry Eye segment in the fourth quarter of 2024 due to our increase in dry eye pricing which took effect on October 1, 2024, which we believe will have a significant impact on cash-pay volumes. We expect TearCare procedure revenues will return to a growth trajectory upon receipt of positive payor coverage determinations that provide for sufficient and equitable reimbursement. We currently anticipate that we and our customers will begin receiving coverage and payment determinations with respect to the TearCare procedure in 2025, though there is no guarantee that such determinations will be made in accordance with this time frame. In the first three quarters of 2024, approximately 95% of our revenue was generated from customers in the U.S.

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
•
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

To date, our primary sources of capital have been private placements of redeemable convertible preferred stock, debt financing agreements, the sale of common stock in our IPO, and revenue from the sale of our products. As of September 30, 2024, we had an outstanding term loan balance of $35.0 million (excluding unamortized debt discount and debt issuance costs), cash and cash equivalents of $118.6 million and an accumulated deficit of $334.5 million.

Factors Affecting Our Business and Results of Operations

We believe there are several important factors that have impacted and that will continue to impact our business, financial condition, and results of operations. Except as described in Part II, Item 1A, "Risk Factors," of this Quarterly Report, and except as described below, there have been no material changes to such factors from those described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report under the heading "Factors Affecting Our Business and Results of Operations."

The availability of sufficient coverage and reimbursement for procedures involving our OMNI technology is fundamental to our business and prospects, with Medicare providing reimbursement for procedures that account for a majority of our revenue. As such, our business and results of operation are in material part dependent upon

Medicare coverage and reimbursement policies applicable to OMNI procedures. Recent occurrences that could reasonably be expected to materially impact Medicare coverage and reimbursement for OMNI procedures include the publication in September and October 2024, by five of the seven Medicare Administrative Contractors (“MACs”), of final local coverage determinations and related final local coverage articles (collectively, the “Final LCDs”) that, once effective, will establish new Medicare coverage policies for phacoemulsification / intraocular lens placement procedures (each, a “cataract surgery”) performed with a single minimally invasive glaucoma surgical ("MIGS") procedure in these MACs' jurisdictions, including both canaloplasty and goniotomy procedures. Unlike the local coverage determinations previously published and later withdrawn by these MACs in 2023, the Final LCDs do not characterize the OMNI procedure as investigational. Accordingly, Medicare coverage for canaloplasty and goniotomy procedures for single MIGS procedures will continue in the states administered by these MACs. The anticipated effective date of the Final LCDs is November 17, 2024.

Each of the Final LCDs would adopt a non-coverage policy when an aqueous shunt or stent procedure is performed with another surgical MIGS procedure, such as canaloplasty or goniotomy, at the same time in the same patient eye. We expect that this non-coverage policy for multiple MIGS procedures will reduce overall MIGS procedure volumes in the near-term. Our estimate is that approximately 10% of total MIGS codes billed were done in combination with another MIGS code in the six months ended June 30, 2024. Given OMNI's comprehensive treatment of the conventional outflow pathway, we believe OMNI provides an effective single MIGS procedure option for cases that were previously treated with a combination of MIGS procedures, but we cannot assure you that the Final LCDs will not have an adverse impact on future OMNI sales and therefore adversely affect our business, financial condition and results of operations.

Our business and results of operations have also been impacted by recent elevated customer trialing of alternative MIGS products and technologies that are less proven and generally available at lower average selling prices than our OMNI technology. While we believe that the effects of this current customer trialing are transitory, we believe trialing activities in the marketplace will continue and are indicative of increasing competition in the MIGS segment. If we are unable to successfully differentiate and compete against new alternative products, our business and results of operations will be adversely affected.

Components of Our Results of Operations

Revenue

We currently derive the majority of our U.S. revenue from the sale of our OMNI and SION products to ASCs and HOPDs and our TearCare products to ECPs. To date, the revenue from our Surgical Glaucoma segment has accounted for over 90% of our total revenue, substantially all of which was generated from sales within the U.S. Our Surgical Glaucoma customers place orders based on their expected procedure volume and reorder as needed, typically on a biweekly, monthly or bimonthly basis. Our TearCare customers typically purchase a TearCare System which consists of one or more TearCare SmartHubs® (“SmartHubs”), multiple single-use TearCare SmartLids® (“SmartLids”) and other accessories. After utilizing their initial inventory, customers can reorder SmartLids as needed. No single customer accounted for 10% or more of our revenue for the nine months ended September 30, 2024 and 2023.

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

Gross Profit and Gross Margin

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

Interest Expense

Interest expense consists primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the accretion of debt discount and amortization of debt issuance costs associated with our term loan agreements.

Loss on Debt Extinguishment

The loss on debt extinguishment is associated with our termination and settlement of the MidCap Term Loan.

Other Income (Expense), Net

Other income (expense), net primarily consists of income and expenses that do not originate from our primary business.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023 (dollars in thousands)

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(unaudited)
Revenue
Surgical Glaucoma	$18,632	$18,425	$207	1.1%
Percentage of total revenue	92.4%	92.1%
Dry Eye	1,525	1,584	(59)	(3.7)
Percentage of total revenue	7.6%	7.9%
Total	20,157	20,009	148	0.7
Cost of goods sold
Surgical Glaucoma	2,453	2,002	451	22.5
Dry Eye	797	675	122	18.1
Total	3,250	2,677	573	21.4
Gross profit
Surgical Glaucoma	16,179	16,423	(244)	(1.5)
Dry Eye	728	909	(181)	(19.9)
Total	16,907	17,332	(425)	(2.5)
Gross margin
Surgical Glaucoma	86.8%	89.1%
Dry Eye	47.7%	57.4%
Total	83.9%	86.6%
Operating expenses
Research and development	4,746	4,239	507	12.0
Selling, general and administrative	23,390	26,504	(3,114)	(11.7)
Total operating expenses	28,136	30,743	(2,607)	(8.5)
Loss from operations	(11,229)	(13,411)	2,182	16.3
Investment income	1,454	1,897	(443)	(23.4)
Interest expense	(1,151)	(1,432)	281	19.6
Loss on debt extinguishment	—	—	—	n.m.
Other income (expense), net	26	(11)	37	336.4

Loss before income taxes	(10,900)	(12,957)	2,057	15.9
Provision for income taxes	166	78	88	112.8
Net loss and comprehensive loss	$(11,066)	$(13,035)	$1,969	15.1%

Revenue. Our Surgical Glaucoma revenue for the three months ended September 30, 2024 was $18.6 million, an increase of $0.2 million, or 1.1%, from the prior year comparable period. The overall increase in Surgical Glaucoma revenue was primarily attributable to an increase in the number of OMNI units sold in the three months ended September 30, 2024. This increase in units sold was primarily driven by an increase in unit utilization per ordering facility. Our Dry Eye revenue decreased 3.7% in the three months ended September 30, 2024 compared to the prior year comparable period primarily due to fewer new customers added in the period, which led to lower SmartHub revenue, partially offset by increased SmartLids purchased prior to our October 1, 2024 price increase. The primary reason that fewer new customers were added was the Company’s focus on the next phase of its commercial strategy for its Dry Eye segment which involves achieving reimbursed market access instead of adding customers pursuing a cash pay model for its TearCare products.

Cost of Goods Sold. Cost of goods sold was $3.3 million during the three months ended September 30, 2024, an increase of $0.6 million from $2.7 million in the prior year comparable period. Our Surgical Glaucoma cost of goods sold increased $0.5 million as compared to the prior year comparable period. The increase was primarily driven by higher sales volumes and higher overhead costs per unit from lower production volumes. Our Dry Eye cost of goods sold increased $0.1 million in the three months ended September 30, 2024 compared to the comparable period in 2023, primarily driven by higher costs per unit from lower production volumes.

Gross Profit and Gross Margin. Our total gross profit was $16.9 million in the three months ended September 30, 2024, a decrease of $0.4 million from the prior year comparable period. Our gross margin for the three months ended September 30, 2024 decreased to 83.9%, from 86.6% in the prior year comparable period, with lower gross margin in both our Surgical Glaucoma and Dry Eye segments, primarily due to higher overhead costs per unit in the current period as a result of lower production volumes in both segments. Gross margin in our Surgical Glaucoma segment was 86.8% for the quarter ended September 30, 2024, a decrease from 89.1% for the prior year comparable period. In our Dry Eye segment, gross margin decreased from 57.4% in the third quarter of 2023 to 47.7% in the third quarter of 2024.

Research and Development Expenses. R&D expenses during the three months ended September 30, 2024 increased $0.5 million, or 12.0%, to $4.7 million. The increase was primarily driven by a $0.2 million increase in personnel expenses, including corporate bonus and stock-based compensation expenses, as well as a $0.1 million increase in consulting expenses.

Selling, General, and Administrative Expenses. SG&A expenses were $23.4 million for the three months ended September 30, 2024, a decrease of $3.1 million from the prior year comparable period. The decrease was primarily driven by a $2.3 million decrease in legal expenses, a $0.7 million decrease in marketing expenses, including sales training, and a $0.1 million decrease in facilities expenses.

Investment Income. Investment income was $1.5 million for the three months ended September 30, 2024, a decline of $0.4 million from the prior year comparable period. The decline was primarily due to lower investment balances during the current year.

Interest Expense. Interest expense decreased $0.3 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, due to lower lending rates associated with the Hercules Loan Agreement.

Loss on Debt Extinguishment. Loss on debt extinguishment was $0.0 million for both the three months ended September 30, 2024 and 2023.

Other Income (Expense), Net. Other income (expense), net was income of less than $0.1 million for the three months ended September 30, 2024, compared to expense of less than $0.1 million for the three months ended September 30, 2023.

Comparison of the Nine Months Ended September 30, 2024 and 2023 (dollars in thousands)

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(unaudited)
Revenue
Surgical Glaucoma	$57,132	$57,158	$(26)	(0.0)%
Percentage of total revenue	94.0%	91.7%
Dry Eye	3,660	5,147	(1,487)	(28.9)
Percentage of total revenue	6.0%	8.3%
Total	60,792	62,305	(1,513)	(2.4)
Cost of goods sold
Surgical Glaucoma	7,084	6,808	276	4.1
Dry Eye	1,984	2,297	(313)	(13.6)
Total	9,068	9,105	(37)	(0.4)
Gross profit
Surgical Glaucoma	50,048	50,350	(302)	(0.6)
Dry Eye	1,676	2,850	(1,174)	(41.2)
Total	51,724	53,200	(1,476)	(2.8)
Gross margin
Surgical Glaucoma	87.6%	88.1%
Dry Eye	45.8%	55.4%
Total	85.1%	85.4%
Operating expenses
Research and development	13,698	14,129	(431)	(3.1)
Selling, general and administrative	76,629	85,235	(8,606)	(10.1)
Total operating expenses	90,327	99,364	(9,037)	(9.1)
Loss from operations	(38,603)	(46,164)	7,561	16.4
Investment income	4,628	5,499	(871)	(15.8)
Interest expense	(3,501)	(4,057)	556	13.7
Loss on debt extinguishment	(1,962)	—	(1,962)	n.m.
Other expense, net	(25)	(34)	9	26.5

Loss before income taxes	(39,463)	(44,756)	5,293	11.8
Provision for income taxes	$198	$100	98	98.0
Net loss and comprehensive loss	(39,661)	(44,856)	$5,195	11.6%

Revenue. Our Surgical Glaucoma revenue for the nine months ended September 30, 2024 was $57.1 million, a decrease of less than $0.1 million, or less than 0.1%, from the prior year comparable period. The overall decrease in Surgical Glaucoma revenue was primarily attributable to a decrease in the number of OMNI units sold during the nine months ended September 30, 2024. This decline in units sold was primarily driven by a decrease in unit utilization per ordering facility and a lower average selling price primarily due to product mix. Our Dry Eye revenue decreased $1.5 million, or 28.9%, in the nine months ended September 30, 2024 versus the prior year comparable period primarily due to fewer new customers added in the period, which led to lower SmartHub revenue and fewer SmartLids purchased, partially offset by a higher average selling price for SmartHubs. The primary reason that fewer new customers were added was the Company’s focus on the next phase of its commercial strategy for its Dry Eye segment which involves achieving reimbursed market access instead of adding customers pursuing a cash pay model for its TearCare products.

Cost of Goods Sold. Cost of goods sold was $9.1 million during the nine months ended September 30, 2024, a decrease of less than $0.1 million from $9.1 million in the prior year comparable period. Our Surgical Glaucoma cost of goods sold increased $0.3 million as compared to the prior year comparable period. The increase was primarily driven by product sales mix and higher per unit cost, partially offset by higher prior year scrap charges. Our Dry Eye cost of goods sold decreased $0.3 million in the nine months ended September 30, 2024 compared to the prior year comparable period, primarily driven by lower sales volumes and product mix.

Gross Profit and Gross Margin. Our gross profit was $51.7 million in the nine months ended September 30, 2024, a decrease of $1.5 million from the prior year comparable period. Our total gross margin for the nine months ended September 30, 2024 decreased to 85.1%, from 85.4% in the prior year comparable period. Gross margin in our Surgical Glaucoma segment was 87.6% for the nine months ended September 30, 2024, a decrease from 88.1% for the prior year comparable period, primarily due to product sales mix and higher cost per unit, partially offset by higher prior year comparable period scrap charges. In our Dry Eye segment, gross margin decreased from 55.4% in the nine months ended September 30, 2023 to 45.8% in the nine months ended September 30, 2024, primarily due to higher overhead costs per unit due to lower volumes.

Research and Development Expenses. R&D expenses during the nine months ended September 30, 2024 decreased $0.4 million, or 3.1%, to $13.7 million. The decrease was primarily driven by a $0.8 million decrease in clinical studies and general research and development expenses, as well as $0.5 million decrease in payroll expenses. These were partially offset by a $0.4 million increase in professional and outside services, as well as a $0.2 million increase in legal expenses and stock-based compensation expenses.

Selling, General, and Administrative Expenses. SG&A expenses were $76.6 million for the nine months ended September 30, 2024, a decrease of $8.6 million from the prior year comparable period. The decrease was primarily driven by a $5.8 million decrease in personnel expenses, including lower commissions during the current period. In addition, there was a $2.9 million decrease in marketing expenses, including sales training and demos, a $1.2 million decrease in travel and entertainment expenses, and a $0.7 million decrease in facilities expenses. These decreases were partially offset by a $1.8 million increase in stock-based compensation expenses, as well as a $1.1 million increase in accounting and legal expenses.

Investment Income. Investment income was $4.6 million for the nine months ended September 30, 2024, a decline of $0.9 million from the prior year comparable period. The decline was primarily due to lower investment balances during the current year.

Interest Expense. Interest expense decreased $0.6 million, due to lower lending rates associated with the Hercules Loan Agreement during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Loss on Debt Extinguishment. Loss on debt extinguishment was $2.0 million for the nine months ended September 30, 2024 compared to $0.0 million in the nine months ended September 30, 2023. The increase in the current year is driven by our loss on the termination and settlement of the MidCap Term Loan.

Other Expense, Net. Other expense, net was expense of less than $0.1 million for both the nine months ended September 30, 2024 and 2023.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023

Net cash used in operating activities	$(18,892)	$(40,700)
Net cash used in investing activities	(248)	(527)
Net cash (used in) provided by financing activities	(425)	728
Net change in cash and cash equivalents	$(19,565)	$(40,499)

Net Cash Used in Operating Activities.

Net cash used in operating activities for the nine months ended September 30, 2024 was $18.9 million, consisting of a net loss of $39.7 million, partially offset by non-cash charges of $15.6 million as well as a net change in our operating assets and liabilities of $5.2 million. The net change in our operating assets and liabilities was primarily due to a $1.4 million decrease in accounts receivable, a $1.9 million decrease in our inventory balance, and a $3.4 million increase in accrued compensation. These were partially offset by a $1.5 million decrease in other noncurrent liabilities. The non-cash charges primarily consisted of $13.1 million related to stock-based compensation expense, $1.0 million of noncash loss on debt extinguishment, $0.5 million of depreciation and amortization, $0.5 million of noncash operating lease expense, and $0.5 million of accretion of debt discount and debt issuance costs.

Net cash used in operating activities for the nine months ended September 30, 2023 was $40.7 million, consisting primarily of a net loss of $44.9 million and a net change in our operating assets and liabilities of $9.3 million, partially offset by non-cash charges of $13.5 million. The net change in our operating assets and liabilities was primarily due to a $2.2 million increase in accounts receivable and a $3.3 million increase in inventory to support the continued growth of our operations and increase stocking levels. We had a $0.9 million increase in accounts payable, while accrued compensation and accrued and other current liabilities decreased by an aggregate of $4.9 million, primarily driven by the timing of payments on invoices and bonuses. The non-cash charges primarily consisted of $11.1 million related to stock-based compensation, $0.7 million of noncash operating lease expense, $0.5 million of depreciation, and $0.5 million of accretion of debt discount and debt issuance costs.

Net Cash Used in Investing Activities.

Net cash used in investing activities for the nine months ended September 30, 2024 and 2023 was $0.2 million and $0.5 million, respectively, in both cases for purchases of property and equipment.

Net Cash (Used in) Provided by Financing Activities.

Net cash used in financing activities for the nine months ended September 30, 2024 was $0.4 million, consisting primarily of the costs associated with our term loan agreement with Hercules Capital, Inc. ("Hercules"). Net cash provided by financing activities for the nine months ended September 30, 2023 of $0.7 million, which primarily relates to the exercise of common stock options and proceeds from employee stock plan purchases, partially offset by taxes paid on the net share settlement of restricted stock units.

Liquidity and Capital Resources

Sources of Liquidity

To date, our primary sources of capital have been private placements of redeemable convertible preferred stock, debt financing agreements, the sale of common stock in our IPO, and revenue from the sale of our products. Since our inception, we have raised an aggregate of approximately $402.4 million in net proceeds from sales of our redeemable convertible preferred stock and common stock and borrowed $32.9 million of net proceeds under our term loans. In January 2024, we entered into a Loan and Security Agreement (the “Hercules Loan Agreement”) with Hercules and certain of its affiliates (collectively with Hercules, the “Lenders”), which provides for a senior secured term loan facility in the aggregate principal amount of up to $65.0 million. We used the proceeds from an initial $35.0 million tranche (the "Initial Loan") funded under the Hercules Loan Agreement to discharge our indebtedness under our prior secured credit facility with MidCap Financial Services and certain of its affiliates (the “Prior Lenders”). While our indebtedness to Lenders remains outstanding, we are required to use commercially reasonable efforts to grant the Lenders the option to invest up to $3.0 million in our next round of equity financing, if any, broadly marketed to multiple investors on the same terms, conditions and pricing offered to investors in such subsequent equity financing.

As of September 30, 2024, we had cash and cash equivalents of $118.6 million, an accumulated deficit of $334.5 million and $35.0 million outstanding under the Hercules Term Loan Agreement (before debt discount). Based on our current planned operations, we expect our cash and cash equivalents and additional borrowings available under the Hercules Loan Agreement will enable us to fund our operations for at least the next 12 months and the foreseeable future.

Hercules Capital Loan Agreement

The Hercules Loan Agreement provides for a senior secured term loan facility in the aggregate principal amount of up to $65.0 million, and the Initial Loan was funded on January 22, 2024. In addition to the Initial Loan, the Hercules Loan Agreement provides for the following tranches: $5.0 million available in a single draw through

December 15, 2024, $10.0 million available to draw upon the achievement of certain performance milestones through September 15, 2025, and $15.0 million available for us to draw on through the interest-only period in increments of $5.0 million, subject to the sole approval of Hercules' investment committee (such tranche loans, together with the Initial Loan, the “Term Loans”).

The Hercules Loan Agreement includes a maturity date of July 1, 2028, with an interest only period running for 30 months, extendable for an additional six months for a total of 36 months upon the achievement of certain milestones. The Term Loans accurate interest at a floating annual rate of the greater of 10.35% or the Wall Street Journal prime rate plus 2.35%, with an interest rate under the Term Loans equal to 10.35% as of September 30, 2024. The final payment fee is set at 5.95% of the funded balance. In conjunction with the funding of the Initial Loan, we issued warrants to the Lenders to purchase up to an aggregate of 135,686 shares of our common stock at an exercise price of $5.159 per share. Each warrant is exercisable for a period of seven years from the date of issuance and is tradeable in accordance with the provisions of Rule 144 of the Securities Act.

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

MidCap Loan Agreements

In January 2019, we entered into credit and security agreements with the Prior Lenders. These agreements were amended and restated in November 2020, providing for a maximum $40.0 million credit facility consisting of a $35.0 million senior secured term loan (the "2020 Term Loan") and a $5.0 million revolving loan (the "2020 Revolver” and together with the 2020 Term Loan, the “MidCap Credit Facility”). In July 2023, we terminated the 2020 Revolver. In January 2024, we terminated the Amended and Restated Credit and Security Agreement (Term Loan) (the “MidCap Term Loan Agreement”) and paid off in full the secured obligations thereunder in connection with our entry into the Hercules Loan Agreement.

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

There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report under the heading “Critical Accounting Estimates”.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below, we are not aware of any material changes to the risks and uncertainties described under the heading "Risk Factors" in our Annual Report or Quarterly Report on Form 10-Q for the three months ended March 31, 2024, which are incorporated herein by reference. The risks described below and in our Annual Report and our Quarterly Report on Form 10-Q for the three months ended March 31, 2024 are not the only ones we face. Additional risks we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results, liquidity, and future prospects.

We may not be able to incrementally secure or maintain adequate levels of third-party coverage and reimbursement for procedures in which our Surgical Glaucoma or Dry Eye products are used, and third parties may rescind or modify their coverage or delay payments related to these products, which will adversely affect our business, financial condition, and results of operations.

We derive revenue from sales of OMNI and SION to physicians, ASCs, and HOPDs, which typically bill all or a portion of the costs and fees associated with our products to various third-party payors, including Medicare, Medicaid, foreign governmental payers, private commercial insurance companies, health maintenance organizations and other healthcare-related organizations, and then bill patients for any applicable deductibles or co-payments. As a result, access to adequate coverage and reimbursement for procedures in which our Surgical Glaucoma products are used by third-party payors is essential to their acceptance and adoption by patients and ECPs. Internationally, medical reimbursement systems vary significantly from country to country, with some countries limiting medical centers’ spending through fixed budgets, regardless of levels of patient treatment, and other countries requiring application for, and approval of, government or third-party reimbursement. For example, in the third quarter of 2024, certain reimbursement guidance in the United Kingdom has caused a shift in perspectives regarding appropriate coding for procedures performed with our OMNI technology. This shift may result in disadvantageous reimbursement for OMNI procedures as compared to historic reimbursement levels, which in turn could materially affect our business, results of operations and prospects in the United Kingdom.

These third-party payors continually review new and existing technologies for possible coverage and can deny or reverse coverage for new or existing products and procedures, and there can be no assurance that third-party payor policies provide coverage, or will continue to provide coverage, for procedures in which OMNI or our other products are used. For example, in the U.S., CMS, MACs or commercial payors could require or issue coverage policies that could restrict or eliminate coverage for the patient populations eligible for treatment with our products or that are otherwise unfavorable to our business. In June 2023, for instance, five MACs published proposed local coverage determinations (the “Prior LCDs”)that proposed to identify certain non-implantable MIGS procedures as investigational and not reasonable and necessary in the jurisdictions where these MACS administer Medicare Part B benefits, including but not limited to adult canaloplasty in combination with trabeculotomy ab interno, a procedure performed with OMNI and for which it is indicated. The Prior LCDs may also have categorized our SION technology as investigational and thus non-covered with respect to goniotomy procedures. The Prior LCDs were withdrawn in late December 2023, prior to becoming effective, and then replaced with updated LCDs issued in late September and early October 2024 (the “Final LCDs”) that are scheduled to become effective in November 2024. The Final LCDs allow for continued coverage of canaloplasty and goniotomy procedures performed with our OMNI and SION technologies in these five MAC jurisdictions. However, each of the Final LCDs will adopt a non-coverage policy when an aqueous shunt or stent procedure is performed with another surgical MIGS procedure, such as canaloplasty or goniotomy, at the same time in the same patient eye. We estimate that approximately 10% of total MIGS codes billed in the six months ended June 30, 2024 were done in combination with another MIGS code and expect the non-coverage determination for multiple MIGS procedures will reduce overall MIGS procedure volumes.

In the future, governmental or private payers may issue coverage policies or guidance that may establish non-coverage, materially restrict coverage, or reduce reimbursement levels for one or more of our products. Any such policies, determinations or guidance could in turn influence coverage determinations by other third-party payors. If we are not successful in reversing any proposed non-coverage policies, or if third-party payors that currently cover or reimburse procedures in which our products are used reverse or limit their coverage in the future, or if other third-party payors issue similar policies, it would have a material adverse effect on our business, financial condition, and results of operations. Moreover, any uncertainty with respect to coverage or coding may impact management’s ability to accurately forecast results.

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

In the United States, the AMA generally assigns specific billing codes for procedures under a coding system known as Current Procedure Terminology (“CPT”), which surgeons use to bill third-party payors and receive reimbursement. Once a permanent CPT code ("Category I CPT code") is established for a service, CMS establishes payment levels under Medicare, while other payors may establish rates and coverage rules independently. Canaloplasty followed by trabeculotomy procedures using OMNI are typically billed using the Category I CPT code 66174, which describes canaloplasty. Coding for ophthalmic surgical procedures is complex, and changes to the codes used to report services performed with our products may result in significant changes in reimbursement, which could negatively impact our revenue. For example, in 2021 the RVS Update Committee ("RUC") of the AMA reevaluated the physician work associated with CPT code 66174. As a result of this RUC review and further conversion factor reductions, CMS reduced the Medicare Physician Fee Schedule amount associated with this service from approximately $950 in 2021, to $761 in 2022, to $622 in 2023, to $608 in 2024 and to $600 in 2025. Many of the factors considered by the RUC, and many of the factors evaluated by payors and other payor advisory bodies, in assessing the costs of, and payments with respect to, procedures associated with our products are not within our control. For instance, with respect to determination of hospital, ASC and physician payment associated with CPT code 66174, evaluation of procedure costs may include the costs of competitive products that are priced well below our products, and may also reflect reduced physician work with respect to procedures that are less comprehensive than the procedures performed with OMNI. This, in turn, may adversely affect our ability to obtain and maintain adequate and appropriate levels of reimbursement for the comprehensive procedure enabled by our OMNI technology, which could adversely affect our financial condition and results of operations.

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

The medical device industry is highly competitive, subject to rapid change and significantly affected by the introduction of new products and technologies and the other activities of industry participants. We compete, or plan to compete, with medical device and pharmaceutical companies that develop and commercialize products for eye conditions, including Glaukos, AbbVie/Allergan, Novartis, Alcon, Johnson & Johnson, Nova Eye Medical, and New World Medical. These companies, or other entrants into the market, may have or develop competing technologies, other products that are in or that enter clinical trials, new devices or additional indications for existing devices that could demonstrate better safety, effectiveness, clinical results, lower costs or greater ECP and market acceptance than our products. For example, there has been a recent increase in ECP trialing of alternative products that are offered at lower prices than OMNI, which we believe has had a near-term adverse impact on utilization of OMNI. Though in the past, we viewed such ECP trialing and use of alternative devices as temporary and not material to the continued growth of OMNI sales, we cannot guarantee that this has continued or will continue to remain the case. Sustained increases in ECP use of alternative MIGS devices could result in reduced OMNI sales and revenue growth or even loss of market share, which would adversely impact our competitive position, business and results of operations. In addition, despite what we believe to be the strong safety profile of our products for their intended uses, patients may experience adverse events following canaloplasty or trabeculotomy with OMNI, including, but not limited to, hyphema, mild anterior chamber inflammation and spikes in intraocular pressure. Similarly, patients may experience adverse events following use of the SION surgical instrument, including anterior chamber shallowing and prolonged, or persistent intraocular inflammation, or application of localized heat with TearCare, including discomfort, pain or erythema of the eyelids. Any failure to meet customer and patient expectations and any resulting negative perceptions or publicity could harm our reputation and future sales and therefore adversely affect our business, financial condition and results of operations.

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

One of the major hurdles to adoption of our products will be overcoming established treatment patterns, which will require educating ECPs and supportive clinical data. However, because of the size of the market opportunity for devices used in procedures to address MIGS and MGD, we believe current and potential future competitors will dedicate significant resources to aggressively promote their products or develop new products or treatments, such as Glaukos’ iStent® technologies, iPRIME™ Viscodelivery System, and iDose® TR intraocular implant; Alcon’s Hydrus® MicroStent; and various canaloplasty devices including Nova Eye’s iTrack™ Advance. Further, new treatment options may be developed that could compete more effectively with our products due to the prevalence of glaucoma and MGD, and the research and technological progress that exist within the market. Also, even if competitor products do not have indications for use or clinical data that are comparable to ours, ECPs can still choose these competitor products for a variety of reasons, including those set forth above. For instance, competitors may seek to bundle their products in a manner that is attractive to ECPs, which may result in decreased use or adoption of our products by ECPs, notwithstanding that our products may offer superior efficacy.

We rely on third parties to manufacture and supply our products, many of which are single-source providers and certain of which are located outside the U.S., and we are subject to numerous risks relating to our reliance on these parties.

Our business strategy depends on our ability to manufacture our current and future products in sufficient quantities, on terms that are acceptable to us, and on a timely basis to meet customer demand, while adhering to product quality standards, complying with regulatory quality system requirements, and managing manufacturing costs. We do not have any internal manufacturing capabilities or infrastructure and rely on a limited number of third-party manufacturers, many of which are single-source suppliers, and certain of which are located outside the U.S., for the components, accessories, materials and assembly that we utilize in our products. These items are critical and, for certain items, there are relatively few or no readily available alternative sources of supply. These single-source suppliers may be unwilling or unable to supply these items reliably and at the levels we anticipate or that are required by the market, or we may be unable to purchase these items on terms that are acceptable to us, or at all.

Our ability to obtain products and components in sufficient quantities from these suppliers may be limited for several reasons, including their financial difficulties, damage to their manufacturing equipment or facilities, inability to obtain components, problems with their own suppliers, our relative importance as a customer to each manufacturer. In addition, geopolitical or trade tensions between China and Taiwan or China and the United States, or potential tariffs, could increase the cost of our products or components, and materially and adversely affect our business operations and financial condition. For example, a significant portion of our OMNI and SION products, and certain of our TearCare system components, are produced and assembled by a single Taiwan-based manufacturer in China, and there is currently significant uncertainty about the future relationship between the U.S.

and China with respect to trade policies, government regulations, and tariffs, and such uncertainty could continue in future periods.

There has been increasing discussion from U.S. and foreign leaders regarding the possibility of instituting tariffs against foreign imports of certain materials. The institution of trade tariffs between the U.S. and China specifically could cause a significant increase in the cost of our products and the components for our products, which could materially and adversely affect our business, results of operations, and financial condition. To mitigate these risks, we have also contracted with a U.S.-based manufacturer to produce and assemble OMNI products, and have supply arrangements with other suppliers for the production of certain TearCare system components. However, for our business strategy to be successful, our suppliers must be able to provide us with products in sufficient quantities, in compliance with regulatory requirements, including the FDA’s QSR or other applicable laws or regulations enforced by the FDA, state and foreign regulatory authorities, in accordance with agreed-upon specifications, at acceptable costs and on a timely basis, and tariffs or a trade war could materially and adversely impact our ability to do so. If we are unable to meet our demand requirements on a timely basis, we may not have a sufficient number of our products available for delivery to support ECPs that utilize our products as part of their treatment. For instance, if our supply of OMNI products from our manufacturer in China was interrupted or suspended for any significant period, or tariffs that affect our products or components were imposed by the United States, we may be unable to meet customer demand for our OMNI products during that time. Any shortfall in the supply of products may result in lower adoption and usage rates of our products and have a material adverse effect on our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On July 14, 2021, our registration statement on Form S-1 (File No. 333-257320) relating to our IPO became effective. The IPO closed on July 15, 2021, at which time we issued 11,500,000 shares of our common stock at a price of $24.00 per share.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus dated July 14, 2021 and filed with the SEC on July 15, 2021 pursuant to Rule 424(b) under the Securities Act.

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Plans

Our directors and officers may enter into trading plans or other arrangements with financial institutions to purchase or sell shares of our common stock, which plans or arrangements are intended to comply with the affirmative defense provisions of Rule 10b5-1 of the Exchange Act or which may represent a non-Rule 10b5-1 trading arrangement as defined under Item 408(a) of Regulation S-K.

Set forth below is a summary of the adoption, modification, and termination activity of our directors and executive officers in respect of their Rule 10b5-1 trading plans during the quarter ended September 30, 2024:

Name & Title	Adoption Date	Termination Date	Contract End Date	Aggregate Shares Covered (in ones)
Jeremy B. Hayden, Chief Legal Officer	August 28, 2024	August 25, 2025	August 25, 2025	48,000

Item 6. Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of Sight Sciences, Inc.	8-K	001-40587	3.1	7/19/21
3.2	Amended and Restated Bylaws of Sight Sciences, Inc.	8-K	001-40587	3.2	7/19/21
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGHT SCIENCES, INC

Date: November 7, 2024	By:	/s/ Alison Bauerlein
Alison Bauerlein
Chief Financial Officer (Principal Financial Officer and
Principal Accounting Officer)