Form 10-K
period 2024-12-31
Sight Sciences, Inc.
filed 2025-03-07
CIK 1531177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common stock held by non-affiliates was approximately $243.8 million based on the closing price for the Registrant's common stock of $6.67 on that date. Shares of common stock held by each executive, director, and their affiliated stockholders have been excluded from this calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock outstanding as of February 27, 2025 was 51,332,694.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the “Company,” “Sight Sciences,” “we,” “us” and “our” refer to Sight Sciences, Inc.

This Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (this "Annual Report on Form 10-K") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•
our ability to obtain and maintain sufficient reimbursement for our products, including our ability to successfully protect reimbursement for our Surgical Glaucoma products and establish reimbursement for our Dry Eye products;
•
our ability to manage and grow our business by maintaining and expanding our sales to existing customers or introducing our products to new customers;
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
•
our ability to enter and compete in new markets;
•
our expectation regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012; and
•
our ability to maintain proper and effective internal controls.

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

This Annual Report on Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys, and studies conducted by third parties as well as our own estimates. All of the market data used in this report involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our products include several key assumptions based on our industry knowledge, industry publications, third-party research, and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties before investing in our common stock. We believe the principal risks and uncertainties affecting our business include the following:

•
We are an early-stage company with a history of significant losses, we expect to incur losses in the future, and we may not be able to achieve or sustain profitability, which may make it difficult to evaluate the success of our business to date and to assess prospects for our future viability;
•
We are highly dependent on revenue from the sales of our products, and our inability to successfully execute our growth strategy could negatively affect our results of operations and financial condition;
•
Our business is dependent upon the broad adoption and continued use of our products by eyecare professionals and patients;
•
We may not be able to secure or maintain adequate levels of third-party coverage and reimbursement for procedures in which our Surgical Glaucoma or Dry Eye products are used, and third parties may rescind or modify their coverage or delay payments related to these products, which would adversely affect our business, financial condition, and results of operations;
•
The market for our products is highly competitive and could grow increasingly competitive as new glaucoma and dry eye technologies are introduced in our industry. Our competitors may have longer operating histories, more established products and distribution networks, lower product prices or greater resources than we do, and may be able to develop or market treatments that are safer, more effective or gain greater acceptance in the marketplace than our products;
•
Adoption of our products depends upon appropriate physician training, practice and patient selection;

•
Development of our products for expanded indications depends upon positive clinical data, and applicable regulatory authorities may determine that the safety and efficacy of our products for the intended uses for which we intend to seek clearance, certification or approval are not yet supported by sufficient long-term clinical data. Any such determinations could delay or prevent clearance by the FDA (or other foreign authorities or notified bodies) or limit sales, and our products might prove to be less safe or effective than initially thought;
•
We rely on third parties to manufacture and supply our products. A number of these suppliers are single-source providers, and certain key suppliers are located outside of the U.S., We are subject to numerous risks relating to our reliance on such third parties;
•
Uncertainty in current global economic and political conditions could adversely affect our ability to predict product demand and costs and impact our financial results, and makes it more likely that our results will differ materially from expectations;
•
We may provide inadequate training, fail to maintain effective sales and marketing capabilities or fail to develop broad brand awareness in a cost-effective manner;
•
We have limited experience in training ECPs on, and marketing and selling, our TearCare products, which could adversely affect customer perceptions and adoption of our TearCare products;
•
Our products are designed to be used in a limited number of procedures, and there is a limited total addressable market for our products. The sizes of the potential and actual markets for our current products have not been established with precision and may be smaller than we estimate, which could adversely impact our results of operations and our growth expectations;
•
Our results of operations could be materially harmed if we are unable to accurately forecast customer demand for our products and manage our inventory;
•
Our long-term growth depends on our ability to continue to capture market share, enhance our products, maintain appropriate product reimbursement, expand our indications and develop and commercialize additional products in a timely manner. If we fail to identify, acquire and develop other products, we may be unable to grow our business.
•
Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or our customer’s patients or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
•
Our international operations expose us to market, legal, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.
•
Our success will depend on our, and our licensors’, ability to obtain, maintain and protect our intellectual property rights;
•
We have been party to, and may in the future become a party to, intellectual property litigation or administrative proceedings that could be costly, time-consuming, unsuccessful, and could interfere with our ability to sell and market our products;
•
Our products, business practices, and operations are subject to extensive government regulation and oversight in the United States and elsewhere;
•
We may not receive, or may be delayed in receiving, necessary clearances, certifications or approvals for our future products or modifications to our current products, and failure to timely obtain and retain such clearances, certifications or approvals would adversely affect our ability to grow our business;
•
The price of our common stock may fluctuate substantially or may decline regardless of our operating performance and you could lose all or part of your investment; and
•
If we fail to maintain effective internal control over financial reporting and effective disclosure controls and procedures, we may not be able to accurately report our financial results in a timely manner or prevent fraud, which may adversely affect investor confidence in our company.

PART I

Item 1. Business

Overview

Our mission is to develop transformative, interventional technologies that allow eyecare providers to procedurally elevate the standards of care – empowering people to keep seeing. We are passionate about improving patients’ lives by helping them to preserve their sight. Our business philosophy is grounded in the following principles: comprehensively understanding disease physiology; developing transformative technologies that are intended to preserve, protect, and restore natural physiological functionality to diseased eyes; developing and marketing products with proven clinical evidence that achieve superior effectiveness versus current treatment paradigms while minimizing complications or side effects; providing intuitive, patient-friendly, interventional solutions to ophthalmologists and optometrists (together, "eyecare professionals" or "ECPs"); and delivering compelling economic value to all stakeholders, including patients, providers and third-party payors such as Medicare and commercial insurers. Our objective is to develop and market products for use in new treatment paradigms and to create an interventional mindset in eyecare whereby our technologies may be used in procedures which supplant conventional outdated approaches.

We have focused our initial product development efforts on the treatment of two of the world’s most prevalent and underserved eye diseases, glaucoma and dry eye disease ("DED"). We estimate the annual addressable U.S. market opportunities for the products in our surgical glaucoma ("Surgical Glaucoma") and dry eye ("Dry Eye") segments are approximately $6.0 billion (with approximately $1.0 billion in the combination cataract procedure market segment (the “Combination Cataract Market Segment”), and $5.0 billion in the standalone procedure market segment (the “Standalone Market Segment”) and $3.0 billion, respectively. The Combination Cataract Market Segment is associated with procedures performed on patients with glaucoma in combination with a cataract procedure (“Combination Cataract Procedures”). The Standalone Market Segment is associated with procedures performed on patients with glaucoma without concomitant cataract surgery (“Standalone Procedures”), thus coming to the operating room solely due to their glaucoma condition (“Standalone Procedures”).

We have taken a deeper look at the care continuum in the evolving microinvasive glaucoma surgery (“MIGS”) landscape and narrowed the specific patient population for whom Standalone Procedures have a compelling value proposition due to the comprehensive nature of the procedure and its ability to address all three areas of resistance in the drainage pathway. The pseudophakic standalone patient segment consists of patients three or more years out from prior cataract surgery, who may have had a MIGS procedure at the time of cataract surgery, but whose intraocular pressure (“IOP”) is not well controlled on two or more medications. These later-stage patients are at risk of disease progression and most are on their way to an invasive and complicated procedure, such as a trabeculectomy or a shunt. However, we believe that standalone intervention can be effectively utilized for these patients, thus potentially delaying or avoiding the need for these riskier advanced procedures, improving patient care.

Glaucoma, which refers to a group of chronic, often asymptomatic, diseases that damage the optic nerve, is the world’s first leading cause of irreversible blindness. Glaucoma does not have a cure and is a progressive disease; if left untreated or insufficiently treated, glaucoma can lead to irreversible disability and blindness. An estimated 126 million people worldwide suffer from glaucoma. Primary open-angle glaucoma ("POAG") is the most prevalent form of glaucoma and affects almost 83 million people worldwide. We estimate there are over 4 million people in the United States diagnosed with glaucoma, of which a majority have POAG. One of the greatest risk factors for POAG, and the only risk factor that can be controlled, is elevated IOP. Elevated IOP is often caused by malfunctioning drainage pathways in the eye that provide abnormal resistance to the outflow of aqueous humor, which is a clear, watery fluid that bathes and nourishes the lens and maintains pressure within the eye.

MIGS procedures, which can be used to treat patients with glaucoma, have a strong demonstrated safety profile, characterized by minimal trauma to the eye and quick patient recovery times. We currently offer two commercial technologies in our Surgical Glaucoma segment, OMNI and SION, both of which enable MIGS procedures. OMNI is a handheld, single use, therapeutic technology that enables ophthalmic surgeons to perform a comprehensive procedure to reduce IOP in adult patients with POAG. SION is a bladeless, manually operated device used in ophthalmic surgical procedures to excise trabecular meshwork, which is the tissue located near the cornea through which aqueous humor flows out of the eye.

Our goal is to establish OMNI and SION as standards of care for our customers and patients by continuing to grow their adoption and utilization in the existing Combination Cataract Market Segment, which we believe remains underpenetrated. In addition, we believe training ophthalmic surgeons to use OMNI will help us to expand the Standalone Market Segment (which we currently estimate at over 85% of the potential U.S. POAG market). We believe the consistent therapeutic outcomes OMNI delivers are important for patients and surgeons alike, especially those considering a standalone MIGS procedure.

We primarily sell OMNI and SION in the U.S. through our dedicated Surgical Glaucoma sales team. Our commercial strategy for OMNI centers on building confidence and conviction among the glaucoma community in OMNI through continued execution of our clinical trials and publication of their results in peer-reviewed journals demonstrating the safety and efficacy of OMNI. Coverage is available for the procedure enabled by OMNI, canaloplasty followed by trabeculotomy (ab interno), in all Medicare Administrative Contractor ("MAC") jurisdictions and under numerous private insurers plans. With advantages that have been observed to achieve safe, effective and highly consistent clinical outcomes, we believe OMNI has the potential to benefit patients by establishing a more proactive, interventional paradigm for IOP reduction in POAG. Our Surgical Glaucoma segment, which includes OMNI and SION, represented 95% of our total revenue for the year ended December 31, 2024. We have established direct commercial operations in the United States, United Kingdom, and Germany, and sell OMNI in other countries in Europe through distributors.

Dry eye disease is caused by aqueous deficiency or evaporative dry eye and is a subset of ocular surface disease. The primary cause of evaporative DED is meibomian gland disease ("MGD"), a disease characterized by low quality tears that evaporate prematurely. Dry eye complaints are the most common reason for a patient visit to an eye doctor. Yet, of the estimated 39 million people with DED signs and symptoms in the U.S., only an estimated 19.4 million have been diagnosed with DED. Dry eye symptoms have a significant impact on the quality of life and productivity of patients suffering from DED. If left untreated, DED can be extremely painful, often leading to permanent cornea damage and vision impairment.

Studies have shown that evaporative DED resulting from MGD is associated with up to 86% of all DED cases. Approximately 50% of DED patients are considered moderate to severe. In healthy eyes, there are 25 to 30 meibomian glands located within each of the upper and lower eyelids. These glands produce and secrete an oily substance called meibum which forms the outer layer of healthy tears known as the lipid layer. Meibum normally has an olive oil-like consistency and contributes a vital element of the tear film that prevents premature tear evaporation. In patients with MGD, meibum hardens within the glands causing obstructions that can partially or completely block the oily secretions from reaching the tear film. The resulting compromised outer surface of the tear leads to accelerated tear evaporation and DED. Third-party clinical studies have demonstrated that treating MGD by liquefying and removing clogged meibum is the most effective method of eliminating obstructions and restoring a healthy tear film lipid layer, thereby preventing premature evaporation of tears.

We believe the MGD market requires additional ECP and patient education, including clinical data to differentiate procedural and product alternatives, and enhanced patient access through the development of reimbursement coverage. In our Dry Eye segment, our commercial product line currently consists of our TearCare system. The TearCare system is a proprietary, interventional, dry eye device designed to melt and facilitate the comprehensive removal of meibomian gland obstructions and restore gland functionality and healthy oil production. We believe TearCare has a compelling physiological profile to address gland obstructions caused by MGD. Our goals with the development of TearCare are to (i) fully transform the current outdated treatment paradigm based primarily on over-the-counter (“OTC”) and prescription eyedrops, both of which do not address obstruction of the meibomian glands, the primary root cause of MGD, and (ii) establish use of TearCare as the standard of care for the millions of patients suffering from evaporative DED caused by MGD.

We primarily sell TearCare in the U.S. through our dedicated Dry Eye ocular surface sales team. The TearCare System consists of a TearCare SmartHub, a reusable hardware controller, plus TearCare SmartLids, which are disposable, therapeutic eyelid devices used for TearCare patient therapy sessions (one pair of SmartLids provides bilateral therapy, or four eyelids treated), and TearCare accessories (Clearance Assistant and wipes). Our commercial strategy for TearCare has been to drive awareness and adoption through cash-pay sales of TearCare to ECPs while simultaneously seeking to lay the foundation for equitable coverage and reimbursement through the generation of compelling clinical data and conduct of a targeted coding, coverage and reimbursement initiative. In the fourth quarter of 2024, we instituted a price increase for our TearCare products to reflect the clinical value of our technology as we seek to establish broader coverage with commercial payors and Medicare, which reduced the demand for cash-pay TearCare procedures in the fourth quarter of 2024 and we believe will continue to impact demand in the future until broader reimbursement coverage can be established.

In 2025, we plan to continue our focus on establishing appropriate and equitable reimbursed market access for TearCare based on our significant clinical trial portfolio showing strong efficacy for this procedure. Assuming receipt of positive payor coverage or payment decisions, we believe we can start to activate the over 1,500 eyecare facilities who have invested in TearCare Hubs, been trained on the TearCare procedure by our team and performed over 65,000 TearCare procedures since launch. Our Dry Eye segment, which includes TearCare and related accessories, represented 5% of our total revenue for the year ended December 31, 2024.

We focus on continuous innovation and regularly seek input from our network of expert employees (including ophthalmologists on staff), advisors and customers to rapidly iterate our pre- and post-commercial product designs with the aim of better satisfying the needs of our customers and their patients, and increasing adoption and utilization of our solutions.

Our ability to continuously and rapidly innovate our products is a core competency of our company. Our product innovation has resulted in a comprehensive portfolio of 49 issued U.S. patents, 65 issued patents outside of the U.S. (including six issued European patents and their national validations), 24 pending U.S. non-provisional patent applications, 26 pending foreign patent applications and three pending Patent Cooperation Treaty patent applications as of December 31, 2024.

The overall success of our innovative approach to eyecare to date is evidenced by the over 295,000 estimated uses of our Surgical Glaucoma products in over 2,000 hospitals and ambulatory service centers ("ASCs") in the U.S. and Europe, and over 65,000 estimated uses of our TearCare technology in over 1,500 eyecare facilities in the U.S. through December 31, 2024.

Our Solutions

We have designed our OMNI, SION, and TearCare products to be interventional ophthalmology technologies. We believe both glaucoma and DED are significantly underserved by current treatment offerings and there are large market opportunities for effective solutions that preserve, protect, and restore the natural physiological functionality of diseased eyes.

Our Product Development Approach

The development of OMNI, SION, and TearCare follows our internal product development approach, which is governed by the following fundamental principles that we believe are critical to delivering the most effective, safe and consistent outcomes for patients with eye disease.

•
Comprehensive Understanding of Disease Physiology
•
Treating Underlying Causes with an Interventional Mindset
•
Intuitive Design
•
Strong Clinical Evidence Demonstrating Efficacy
•
Patient Access
•
Economic Value

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

OMNI Surgical System

Our OMNI technology enables an ophthalmic surgeon to perform MIGS that addresses all three known areas of resistance in the conventional outflow pathway of the eye: the trabecular meshwork, Schlemm's canal, and the distal collector channels. OMNI is indicated for canaloplasty (microcatheterization and transluminal viscodilation of Schlemm's canal) followed by trabeculotomy (cutting of the trabecular meshwork) to reduce IOP in adult POAG patients. This indication encompasses the use of OMNI both by itself for Standalone Procedures and for Combination Cataract Procedures. OMNI has received 510(k) clearance from the FDA and a CE mark to be marketed in the U.S. and the European Union ("EU") respectively, for canaloplasty (microcatheterization and transluminal viscodilation of Schlemm’s canal) followed by trabeculotomy (cutting of trabecular meshwork) to reduce IOP in adult patients with POAG in the U.S. or with open-angle glaucoma ("OAG") in the EU. OMNI was originally FDA 510(k) cleared with the capability of delivering 11 microliters of ophthalmic viscoelastic device ("OVD") fluid and a version that is capable of delivering 21 microliters of OVD was FDA 510(k) cleared for the same indications for use as the original OMNI in August 2023, which is expected to be released to market in the first half of 2025.

The procedure performed with our OMNI technology is designed to restore the eye’s natural drainage system without compromising the structural integrity of the eye or leaving implants behind post-surgery. The first steps of the procedure primarily address distal resistance (i.e., collapsed Schlemm’s canal, blocked collector channel ostia) and has some presumed effects on the inner wall of Schlemm’s canal and the trabecular meshwork due to dilation and stretching of the canal and meshwork. In the later steps of the procedure, a surgeon unroofs Schlemm’s canal by incising the diseased trabecular meshwork to provide aqueous humor with direct access to the drainage areas in the conventional outflow pathway. We believe that the procedure with OMNI technology is capable of treating all three known areas of resistance in the conventional outflow pathway of the eye. Certain competing MIGS devices have been cleared or approved by the FDA only for use in Combination Cataract Procedures for adult patients with mild-to-moderate severity, and not in Standalone Procedures. We estimate that over 85% of the U.S. addressable market opportunity for POAG is not currently being adequately served with Combination Cataract Procedures because less than 15% of POAG patients receive cataract surgery in any given year.

We believe OMNI delivers high level of effectiveness as it provides access to 360 degrees of the diseased conventional outflow pathway through a clear corneal incision to address all three known areas of resistance in the conventional outflow pathway (trabecular meshwork, Schlemm’s canal, and the distal collector channels).

We have applied our medical expertise, as well as specialized design and engineering capabilities, to create a complex technology that is simple in appearance and intuitive to use. After inserting the distal tip into the corneal microincision and accessing Schlemm’s canal, the surgeon can advance and retract the catheter with a fingertip dial up to 180 degrees. On the forward advance, the physician can use the microcatheter technology to remove adhesions and herniations residing within Schlemm’s canal. Upon retraction of the catheter, OMNI synchronously delivers viscoelastic fluid to inflate and restore patency of Schlemm’s canal. The surgeon can address the remaining 180-degrees by reinserting the catheter and advancing it in the opposite direction. To perform the final steps of the procedure, the same microcatheter can be reinserted into Schlemm’s canal and used to deroof the trabecular meshwork per the surgeon’s discretion. The procedure performed with OMNI technology addresses all three areas of outflow resistance, and we believe it offers the surgeon a robust and comprehensive solution for their glaucoma patients, enables surgeons to perform sequential comprehensive outflow treatments that they can customize based on an individual patient’s disease severity and eye anatomy in both Combination Cataract Procedures and in Standalone Procedures.

SION Surgical Instrument

The SION Surgical Instrument is a manually operated device used in ophthalmic surgical procedures to excise trabecular meshwork. SION’s bladeless design, micro-engineered and precision manufactured using specialized lasers, excises tissue without cutting. SION grasps and removes diseased tissue as the surgeon sweeps the instrument around Schlemm’s canal with a single smooth motion. The bladeless technology of SION was developed with leading ophthalmic surgeons to improve safety and ease of use by eliminating the need to navigate sharp instrumentation within the eye’s anterior chamber and iridocorneal angle anatomy. We believe SION represents our third consecutive best-in-category device and satisfies the American Academy of Ophthalmology's definition of goniotomy. SION is registered with the FDA as a Class I 510(k) exempt device.

SION allows us to serve specific subsets of customers who may prioritize a faster or simpler procedure. Our target customers for SION include three types of combination cataract MIGS surgeons that are distinct from target OMNI customers: (i) high volume cataract surgeons seeking to perform the quickest MIGS procedures, (ii) surgeons who are initially less experienced with MIGS such as surgical fellows at academic institutions and (iii) surgeons looking for the most cost effective MIGS procedures. We believe these use cases have little overlap with the use cases for our OMNI device.

TearCare System

In an effort to address the treatment of evaporative DED due to MGD, we designed TearCare to facilitate what we believe is the optimal method for clearing meibomian gland obstructions based on numerous clinical studies: achieving and maintaining a maximal and highly precise external eyelid temperature of 45 degrees Celsius for 15 minutes that achieves a requisite inner eyelid therapeutic melting threshold temperature of 41 degrees Celsius to melt congealed meibum in the diseased meibomian glands. The precise, reproducible, and software-controlled thermal therapeutic melting cycle is followed promptly by clinician customized manual, comprehensive removal of the liquefied meibum obstructions with a separate clearance tool to help facilitate restoration of healthy meibum production to naturally fortify the tear’s protective lipid layer. The goal of TearCare therapy is to restore the eyelid’s natural ability to produce healthy lipid secretions and recover the integrity of the tear film.

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

The proprietary, thin, flexible, wearable, and open-eye design of TearCare SmartLids (a) ensure a conformant fit for every patient and thereby ensure the reproducible delivery of thermal energy into the meibomian glands to achieve the requisite gland obstruction melting temperature across different eyelid anatomies, (b) allows patients to blink naturally throughout the thermal portion of the procedure, which initiates the natural movement and expression of melted gland obstructions from the diseased meibomian glands, and (c) provides a comfortable, open eye patient experience in the eye care provider’s office. Engineering SmartLids to remain comfortably adhered to virtually all shapes and sizes of eyelids while allowing freedom to blink and delivering precisely controlled, therapeutic levels of thermal energy is one of our most significant design accomplishments.

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

Our Growth Strategy

The fundamental objectives of our growth strategy are to establish robust clinical data to support the development of our target markets and the continued commercialization of our products and to deliver an exceptional customer experience to the ECPs and patients who utilize our products. Our current growth strategies include:

•
Establishing OMNI and SION as the standards of care for interventional glaucoma treatment among MIGS-trained surgeons;

•
Developing and expanding the Standalone Market Segment with OMNI, with a focus on pseudophakic patients whose IOP is not well controlled on two or more medications and who are at risk of disease progression;
•
Driving fair market access to TearCare leveraging the SAHARA and OLYMPIA trials to establish reimbursement;
•
Obtaining and maintaining appropriate reimbursement and coverage by governmental and commercial payors;
•
Driving adoption and utilization of our products by leveraging additional clinical trials and market education;
•
Deepening and broadening our commercial capabilities and expertise;
•
Continuing to create transformational and interventional technology innovation throughout eyecare; and
•
Developing our existing international markets and expanding our international market presence.

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

OMNI Surgical System - Clinical Program

Building on a solid foundation of completed and ongoing clinical trials, we are investing significant resources to further develop clinical data regarding the use of OMNI. Since 2018, there have been 34 articles published in peer-reviewed journals for OMNI and its Sight Sciences predicate devices and procedures. Our completed trials include ROMEO, ROMEO 2, GEMINI, GEMINI 2, ORION 2, and TREY.

•
ROMEO was used to support OMNI’s indication for use expansion in the U.S. in March 2021 and resulted in two published articles in peer-reviewed journals.
•
ROMEO 2 replicated the results of ROMEO in a larger study population and provided longer-term (24 month) outcomes for original ROMEO subjects.
•
GEMINI was a prospective, multi-center, historical control, single-arm, U.S. study.
•
GEMINI 2 provided 36-month follow-up for GEMINI subjects.
•
TREY was a multi-center study evaluating the effectiveness of Standalone Procedure intervention using OMNI in eyes with uncontrolled IOP previously treated with trabecular bypass canal implants.

Moreover, there have been two large real-world evidence studies utilizing the American Academy of Ophthalmology’s IRIS® Registry. The first, a comparative 24-month outcome study of leading FDA cleared or approved MIGS (OMNI, iStent inject, Hydrus®) used in conjunction with cataract surgery versus cataract surgery alone, and the second, an evaluation of 36-month outcomes for OMNI used as a Standalone Procedure. Both have been published in peer-reviewed journals.

The 36-month real-world study which was published in December 2024 evaluated 230 eyes of 196 patients with POAG over up to three years. The results for OMNI demonstrated clinically and statistically significant reductions in IOP through up to 36 months postoperatively, with mean reductions ranging from 5.6 to 7.1 mmHg. The study also reports a statistically significant decrease in medication use through 18 months. Subgroup analysis showed even greater IOP reductions (up to 8.9 mmHg) in patients with baseline IOP greater than 18 mmHg. Eyes with lower baseline IOP (<18 mmHg) had reductions in medication use through 36 months, and eyes with higher baseline IOP (>18 mmHg) had statistically significant reductions in IOP and reductions in medication use through 36 months.

Table 1: Sight Sciences OMNI Ongoing and Planned Clinical Studies

Name	Description
IRIS® Registry	Evaluate retrospective, real-world data for OMNI and competing products from IRIS® Registry in the U.S., including disease-severity outcomes, ethnic minorities outcomes, and standalone outcomes
Meta Analysis

Meta analysis that combines and analyzes the results of all studies of procedures performed by OMNI to systematically assess the results of previous research to derive conclusions about the procedures performed by OMNI and the related safety and efficacy of such procedures

TearCare System - Clinical Program

We have developed robust clinical data evaluating TearCare. Our first RCT for TearCare ("OLYMPIA") was completed in 2021 and data from OLYMPIA supported the FDA clearance of TearCare’s expanded indication for use in December 2021. The second RCT for TearCare (“SAHARA”) has completed Phase 1 and Phase 2. Phase 1 of the SAHARA RCT (showing superiority or equivalence over Restasis® cyclosporine drops with respect to study endpoints) was published in December 2023 in Clinical Ophthalmology. The Phase 2 results from SAHARA (cross-over of Restasis® subjects to a single TearCare treatment) were published in May 2024 in Clinical Ophthalmology. The recently completed Phase 3 of the trial (evaluation of duration of TearCare treatment effect) is planned to be submitted for publication in the first half of 2025. We plan to leverage the results of our OLYMPIA and SAHARA studies to support FDA clearances to further expand indications for use of TearCare and to support our market access strategy.

In OLYMPIA, our large multi-center RCT, the TearCare procedure was associated with statistically significant clinical improvements in all assessed signs and symptoms of DED. This included tear breakup time ("TBUT") and meibomian gland secretion score ("MGSS"), objective measurements of DED that were the trial’s primary endpoints, as well as patient-reported symptoms surveys, including Eye Dryness Score ("EDS"), ocular surface disease index ("OSDI"), and symptom assessment in dry eye ("SANDE"), at all time periods measured (both two weeks and four weeks post-treatment).

In September 2021, an article discussing results from our OLYMPIA RCT was published in Cornea. In August 2022, a subset analysis of patients in the OLYMPIA trial with advanced DED demonstrating superior symptoms improvements with TearCare compared to an alternative MGD treatment device was published in Clinical Ophthalmology. Additionally, results from the CHEETAH study suggesting that a single TearCare procedure is safe and effective in treatment signs and symptoms of DED were published in Clinical Ophthalmology (December 2020).

In SAHARA, our large, multi-center RCT, the TearCare procedure achieved its primary six-month endpoint in Phase 1, demonstrating the superiority of interventional eyelid procedures enabled by TearCare over Restasis® eyedrops in the improvement of TBUT, a key measure of aqueous retention, tear stability and the tear film’s ability to protect the ocular surface. The SAHARA trial also observed that procedures enabled by TearCare were non-inferior to Restasis® eyedrops in OSDI, which was the co-primary six-month endpoint. Throughout the study, interventional eyelid procedures with TearCare demonstrated clinically and statistically significant improvements of every endpoint and at every measurement interval: one week, one month, three months, and six months. Endpoints assessed include TBUT, MGSS, corneal staining, and conjunctival staining.

In Phase 2 of the SAHARA trial, subjects in the Restasis® cohort ceased use of Restasis®, and received an interventional eyelid procedure with TearCare, and were monitored for another six months. Statistically significant improvements were observed in TBUT and MGSS at three and six months after the TearCare intervention and OSDI was numerically improved from the end of Restasis® treatment and remained clinically and statistically significantly better than the pre-study baseline.

In Phase 3 of the SAHARA trial, subjects in the TearCare cohort received additional TearCare interventional eyelid procedures as necessary based on pre-determined criteria over an additional 18 months (24 months total study period) to measure the durability of procedural treatment effect. This final phase was recently completed and analysis of the results is ongoing. We expect publication of the Phase 3 clinical results by December 31, 2025.

Table 2: Sight Sciences TearCare Ongoing Clinical Study

Name	Description

SAHARA

NCT04795752: Prospective, Randomized, Masked, Controlled Trial To Evaluate The Safety And Effectiveness Of The TearCare® System In The Treatment Of The Signs And Symptoms Of Dry Eye Disease. Control group will self-administer Restasis® for six months then receive one TearCare treatment. Following the six-month primary endpoint, patients in the control group stopped Restasis and received a single TearCare treatment and continued to be followed for an additional six months. Patients in the TearCare group will continue to be followed for an additional 18 months with repeat TearCare treatments as needed according to protocol specified criteria.

Commercial Approach

We have built a world-class direct sales commercial organization that features professionals and executives with substantial leadership experience from leading ophthalmic and medical technology companies. In particular, we have recruited professionals with track records that include launching new technologies, growing primary demand, changing treatment paradigms and securing market access from payors. We believe this expertise is crucial to achieve our market development objectives for interventional standalone MIGS and MGD treatment. Sales representatives typically have relevant experience across medical device and/or pharmaceutical sales focused on eyecare to ensure the development of a trusted consultative relationship with our ECPs. As we have developed our clinical data and brand recognition, we believe our team has differentiated our product offerings and gained commercial traction through exceptional, highly involved training, support and ongoing professional education. As of December 31, 2024, our overall commercial team consisted of approximately 127 professionals dedicated to sales, marketing, commercial support, training and professional relations.

We maintain distinct sales, marketing, and training teams to support our business segments because our products are predominantly sold to different types of customers and require specialized product-specific sales expertise and ECP training to integrate our products into their practices. We sell OMNI and SION to facilities where ophthalmic surgeons perform outpatient procedures, particularly ASCs and hospital outpatient departments ("HOPDs"). We sell TearCare to optometry and ophthalmology practices.

Our marketing efforts are centered around increasing awareness of our products and presenting clinical study results through leading medical publications and at large industry and scientific meetings, both directly and through our advisors. We have also partnered with qualified ECPs to educate their peers on our behalf through educational forums. Clinical data that demonstrate the clinical benefits of OMNI and TearCare for their authorized uses will continue to underpin our commercial efforts and we intend to continue to devote significant resources to conduct new clinical studies and publish articles in peer-reviewed journals.

Seasonality

We believe our sales may be impacted by seasonal factors. For example, we typically experience higher sales volumes in the second and fourth quarters versus the first and third quarters. Demand is often lower during summer months because of ECP vacations and in winter months in certain parts of the world because of fewer business or surgery days due to holidays and adverse weather conditions. But this may vary year-over year as it did in 2023 where demand was softer in the fourth quarter due to the impacts of the Draft LCDs, as amended, that were ultimately withdrawn by the MACs but created demand uncertainty in the period, and in 2024 where demand was softer in the fourth quarter due to the impacts of the final LCDs that were published early in 2024 and became effective in November 2024 (“Final LCDs”) that implemented restrictions on multiple MIGS done at the same time as cataract surgery. Seasonality in future periods may also be impacted by reimbursement coverage, sales infrastructure, and consumer and physicians’ behaviors and confidence. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Business and Results of Operations—Reimbursement Rates and Coverage” for additional information regarding the Draft LCDs.

Reimbursement

Our commercial activities are substantially within the United States. We sell our Surgical Glaucoma products primarily to ASCs and HOPDs, who in turn bill various third-party payors, such as Medicare and private health insurance plans for the healthcare services and resources rendered to treat a patient. TearCare is not currently covered or paid by Medicare or private payors under any formal policy, although some payors may agree to provide case-based coverage outside of a formal policy. Our market access team helps facilitate patient access to the OMNI, SION and TearCare systems by engaging payors on coverage, coding and payment matters, and by providing support to patients and our customers as they seek reimbursement from payors that do not have positive coverage or those that do not have formal policies in place regarding our products.

Reimbursement for Uses of the OMNI Surgical System and SION Surgical Instrument

Surgeons are able to perform a comprehensive outflow procedure enabled by OMNI or a partial outflow procedure focused on the trabecular meshwork with SION.

Medicare coverage policies for MIGS procedures in five of the seven Medicare Administrative Contractor (“MACs”) jurisdictions, which became effective in November 2024, confirmed continued Medicare coverage for Combination Cataract Procedures (cataract surgery procedures performed with a single MIGS procedure), including both canaloplasty and goniotomy procedures. Medicare coverage of Combination Cataract Procedures involving non-implant MIGS procedures in the remaining two MACs is available outside of a formal coverage policy, as is Medicare coverage of Standalone Procedures performed using OMNI or SION. Widespread coverage is important for commercial adoption. Based on POAG prevalence, we estimate that currently approximately 70% of patients who receive glaucoma treatment are covered by Medicare (fee-for-service and Medicare Advantage plans). Private payor coverage policies vary for procedures that may be performed with OMNI or SION technologies. For instance, in the United States, some commercial payors, including numerous Blue Cross Blue Shield plans, Cigna plans, and Aetna plans, have published medical policies that consider canaloplasty medically necessary for the treatment of glaucoma, though specific criteria for coverage may vary depending on the payor.

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

We believe the results from our completed, in-progress and planned clinical trials and accompanying peer-reviewed articles will help to expand and solidify coverage of procedures performed using OMNI and SION. We estimate that most people with medical benefit coverage have reimbursed access to the canaloplasty procedures and procedures performed using OMNI. We continue to proactively engage with the remaining key national and regional payors currently not covering performed using OMNI to seek reversals of their current non-coverage policies.

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

The rates for procedures performed with our products vary depending on the code billed and the setting where the procedure is performed. The table below outlines the Medicare national unadjusted average payment rates for each in 2024 and 2025.

		HOPD Facility Payment Rate		ASC Facility Payment Rate		Physician Payment Rate
HCPCS Code	Descriptor	2024	2025	2024	2025	2024	2025
65820	Goniotomy	$3,874	$4,023	$2,045	$2,094	$803	$786
66174	Canaloplasty	$3,874	$4,023	$2,045	$2,094	$608	$600

Based on customer feedback, we believe the rates for facility and physician reimbursement in both settings reflect attractive and reasonable payments to cover all of our customers’ costs and economic needs related to glaucoma treatments using OMNI and SION.

While our commercialization of OMNI has primarily been focused on the U.S., we have also focused our efforts on international commercialization, including in the United Kingdom and Germany, where we have hired local commercial and market access teams to promote OMNI to health care professionals and facilitate equitable reimbursed market access to procedures using our OMNI technology. We also sell OMNI in Italy and a limited number of other countries in Europe through distributors.

To date, the procedures most commonly performed with OMNI are covered in all United Kingdom and German regions and we are working towards educating ECPs across all these regions regarding the appropriate procurement and submission of claims for reimbursement to facilitate access to OMNI for patients and ECPs. Although Germany employs a single-payor health system and national MIGS procedure codes (which include canaloplasty and trabeculotomy), coverage decisions are made on a decentralized basis by the Physician’s Associations (Kassenärztliche Vereinigung) ("KVs") in each of Germany's regions, and we are seeking to educate these KVs regarding the clinical profile and benefits of OMNI to ensure appropriate reimbursement. In the United Kingdom, we sell our OMNI products both to the United Kingdom National Health System, generally through a national tender framework, as well as to certain commercial payors. However, current reimbursement codes in the United Kingdom do not fully describe OMNI’s comprehensive procedure, which has led to certain reimbursement challenges. For instance, in the third quarter of 2024, reimbursement advice from the National Health System regarding its tariffs, or payments, for MIGS procedures, including procedures performed using OMNI, has caused a shift away from the code previously relied upon by ECPs as applicable to OMNI, to use of codes that provide lower levels of reimbursement for OMNI procedures. As we expand into other countries, we intend to establish payor coverage and reimbursement strategies that are appropriate for each local market.

Reimbursement for Uses of the TearCare System

TearCare is not currently covered by Medicare or private payors via formal medical policy, although some payors may agree to provide coverage and payment outside of formal policy. In December 2021, the FDA cleared TearCare for the application of localized heat therapy in adult patients with evaporative DED due to MGD, when used in conjunction with manual expression of the meibomian glands. We believe the current Rx and OTC dry eye drop market is dominated by eyedrops that do not address the underlying causes of MGD. We believe TearCare has the potential to offer a better standard of care for evaporative dry eye patients and reduce overall costs for payors.

Despite the presence of a large patient-pay market for TearCare as shown in our controlled launch in 2022 through 2024, we believe that improving access to TearCare through positive coverage decisions by Medicare and private payors will help grow the market for the TearCare procedures. We are pursuing a vigorous market access development plan to obtain more favorable policies from Medicare and private payors for procedures using TearCare in the U.S.

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

In December 2024, a Budget Impact Analysis (“BIA”) of the TearCare® System for the treatment of MGD-associated dry eye disease in the United States was published in the Expert Review of Ophthalmology journal. The BIA estimates the fiscal impact of adopting a new technology or treatment within a specific provider environment or patient population, and identifies the health savings associated with increased adoption of TearCare as compared to prescription dry eye medications for patients with dry eye disease. Key findings indicated that a 20% increase in market share of TearCare compared to prescription dry eye medications would yield an estimated annual savings of $36.87 per member per year across all plan members in a hypothetical health plan with one million covered lives. The study showed a direct relationship between increased utilization of TearCare in place of prescription medications and total costs savings from a U.S. payer perspective.

We continue to generate clinical data to support positive coverage decisions from Medicare and private payors, and are leveraging the OLYMPIA, SAHARA, and budget impact analysis publications in our discussions with payors.

Our comprehensive long-term strategy to improve patient access to TearCare includes the following key initiatives:

•
Demonstrating the effectiveness, safety and durability of TearCare with rigorous clinical data;
•
Augmenting the library of published articles on TearCare including budget impact analyses and cost utility analyses;
•
Executing an effective market access strategy to establish equitable reimbursement;
•
Expanding our commercial coverage to increase patient and ECP awareness of TearCare treatment options; and
•
Converting to permanent Category I CPT code.

Competition

We believe our focus on developing and marketing intuitively designed products that are intended to restore the eye’s natural physiological function by addressing underlying causes of eye disease will be an important factor in our future success. The medical device and pharmaceutical industries are intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with medical device and pharmaceutical companies that develop and commercialize products for eye conditions. Notable competitors with approved MIGS products include Glaukos, Alcon, AbbVie, New World Medical, and Nova Eye Medical Limited. Notable competitors with approved DED procedures include AbbVie, Novartis, Johnson & Johnson, and Alcon.

Some of our competitors are larger, well-capitalized companies with greater current market share and resources. We also compete with several smaller medical device companies that have a single product or a limited range of products. Our business and results of operations have also been impacted by recent elevated customer trialing of alternative MIGS products and technologies that are less proven and generally available at lower average selling prices than our OMNI technology. While we believe that the effects of this current customer trialing are transitory, we believe trialing activities in the marketplace will continue and are indicative of increasing competition in the MIGS segment.

Some of our competitors have:

•
Significantly greater name recognition;
•
Broader or deeper relations with healthcare professionals, customers, industry associations and third-party payors;
•
More established distribution networks;
•
Additional lines of products and the ability to offer rebates or bundle products to offer greater discounts or other incentives or lower prices to attract adoption;
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

In January 2021, we entered into a supply agreement with Peter’s Technology (Suzhou) CO LTD. ("PTCS"), a Chinese subsidiary of Peter’s Co., Ltd., a Taiwan-based contract manufacturer (as amended, the "Peter's Supply Agreement"). In February 2021, PTCS began to produce commercially saleable OMNI units for us at its Suzhou City, China production facility. In May 2021, we entered into a separate supply agreement with a U.S.-based manufacturer with multiple manufacturing sites for the production in the United States of our OMNI Surgical System. Our supply agreements with these manufacturers contain customary terms and conditions.

Pursuant to the Peter’s Supply Agreement, PTCS purchases components from our approved suppliers for assembly, and we make purchases from PTCS on a purchase order basis. The original three-year term of the Peter’s Supply Agreement expired in January 2024, after which the agreement has continued to automatically renew for additional. consecutive one-year periods. Either party may provide notification to the other party of its intent to terminate the agreement, provided that such notification is provided at least 90 days before the end of the then-current renewal term. We also have the right to terminate the agreement without cause by providing 180 days’ advance written notice, or with 30 days’ written notice in the event of any material, uncured default by PTCS under the Peter’s Supply Agreement. We subsequently amended the Peter’s Supply Agreement to, among other things, contract with PTCS to manufacture our SmartLids and SION surgical instruments.

For the production of our TearCare System components, we currently have supply arrangements with several medical device manufacturers. In addition to our agreement with PTCS for the production of SmartLids, we partner with various other suppliers for the production of the SmartHub and Clearance Assistant components of our TearCare System.

We believe that the manufacturing capacity provided by our approved third-party suppliers will be adequate to meet our current and anticipated manufacturing needs. We do not currently plan to manufacture our products or any related components ourselves. However, geopolitical tensions between China and Taiwan or China and the United States, or potential escalation of the current trade dispute between the United States and China, could increase the cost of our products or components, and materially and adversely affect our business operations and financial condition. A significant portion of our OMNI and SION products, and certain of our TearCare system components, are produced and assembled by PTCS in China, and there is currently significant uncertainty about the relationship between the U.S. and China with respect to trade policies, government regulations, and tariffs, and such uncertainty could continue in future periods.

In February 2025 and then again in March 2025, the United States imposed 10% tariffs on all Chinese imports; this aggregate 20% tariff applies to our products and product components imported from China. China responded with certain retaliatory tariffs on select U.S. natural resources and machinery and may respond with further retaliatory measures. The 20% tariff will have a negative impact on our gross margins as the vast majority of our products are manufactured by third parties with manufacturing facilities located in China. If this trade war further escalates and tariffs applicable to our products increase, our business and results of operations could be materially and adversely affected. Further, retaliatory tariffs between the United States on one hand, and China, Canada, Mexico and the European Union, or other trading partners, on the other hand, may adversely affect shipping capacity and logistics and will likely increase our shipping costs.

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

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our current and future products and product candidates, novel discoveries, product development technologies and know-how; to operate without infringing on the proprietary rights of others; and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, seeking to obtain or in-license U.S. and foreign patents and patent applications related to our proprietary technology that are important to the development and implementation of our business. We seek to obtain domestic and international patent protection, and endeavor to promptly file patent applications for new commercially valuable inventions. We file new patent applications as we conduct research and development, initiate new programs, and monitor the activities of others. We also rely on other approaches to protecting our proprietary position, such as trademarks, trade secrets, know-how, and/or continuing technological innovation to develop and maintain our proprietary position.

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

Trade Secrets

In addition to patents, we rely on trade secrets and know-how to develop and maintain our competitive position. We typically rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. It is our policy to protect trade secrets and/or know-how by establishing confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and collaborators. These agreements provide that all confidential information developed or made known during the course of an individual or entity’s relationship with us must be kept confidential during and after the relationship. These agreements also provide that we shall have all rights that we deem necessary or advisable to use and otherwise exploit inventions resulting from work performed for us or relating to our business and conceived or completed during the period of employment or assignment, as applicable. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary information by third parties.

Patents

As of December 31, 2024, we owned 49 issued U.S. patents, 65 issued patents outside of the U.S. (which includes six issued European patents and their national validations), 24 pending U.S. non-provisional patent applications, 26 pending foreign patent applications and three pending Patent Cooperation Treaty patent applications. Our issued patents include claims directed to devices and methods for canaloplasty and/or trabeculotomy, ocular implants and related methods, goniotomy devices, methods for treating dry eye disease using pharmaceutical compositions, the TearCare apparatus and methods of using the TearCare apparatus, components of the TearCare apparatus (including the SmartHub and SmartLids) and methods of their use, the TearCare apparatus in combination with an eyelid compression instrument and methods of their use, and methods of using the TearCare apparatus with patients wearing contact lenses.

Subject to payment of required maintenance fees, annuities, and other charges, our issued U.S. patents have expiration dates between 2027 and 2043, with eight of our issued U.S. patents having expiration dates before 2030, 34 having expiration dates between 2031 and 2035, one having an expiration date in 2037, and the remaining six expiring between 2040 and 2043, in each case exclusive of possible patent term extensions. Of our 24 pending U.S. non-provisional patent applications, one was filed in 2018, one was filed in 2019, three were filed in 2020, two were filed in 2021, three were filed in 2022, seven were filed in 2023 and seven were filed in 2024. Our pending U.S. non-provisional patent applications, if issued, have expected expiration dates between 2026 and 2043, exclusive of any possible patent term adjustments or patent term extensions.

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

As of December 31, 2024, we owned nine U.S. trademark registrations, two EU trademark registrations; two German trademark registration;, two Swiss trademark registrations; two UK trademark registrations; one Brazilian trademark registration; five pending U.S. trademark applications; three pending Brazilian trademark applications; one International Registration designating Australia, the EU, Japan, Korea, Mexico, Singapore, and the UK; one International Registration designating Australia, Canada, the EU, Japan, Korea, Mexico, Singapore, and the UK; one International Registration designating Japan; one International Registration designating Australia, Canada, the EU, Japan, and Mexico; one International Registration designating Australia, Canada, the EU, the UK and Singapore; one International Registration designating Australia, Brazil, Canada, Switzerland, the EU, the UK, Japan, Korea, Mexico and Singapore; one International

Registration designating Brazil, Canada, the UK, Japan, Mexico and Singapore; and one International Registration designating Australia, Brazil, the EU and the UK.

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

If the device under evaluation does not present a significant risk to human health, then the device sponsor is not required to submit an IDE application to the FDA before initiating human clinical trials but must still comply with abbreviated IDE requirements when conducting such trials.

Regardless of the degree of risk presented by the medical device, clinical studies must be approved by and conducted under the oversight of an institutional review board ("IRB") for each clinical site. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA but must still follow abbreviated IDE requirements.

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

The FDA has implemented a mandatory electronic submission template, called eSTAR, for all 510(k) submissions starting October 1, 2023. This new template helps ensure that 510(k)s are complete by providing guided prompts to facilitate the collection and assembly of the necessary elements of a complete submission. Therefore, acceptance reviews will no longer be required, however a technical screening process will be conducted. The Medical Device User Fee Amendments sets a performance goal of 90 days for FDA review of a 510(k) submission, but the review time can be delayed if FDA raises questions or requests additional information during the review process. As a practical matter, clearance often takes longer than 90 days. Although many 510(k) premarket notifications are cleared without clinical data, the FDA may require further information, including clinical data, to make a determination regarding substantial equivalence, which may significantly prolong the review process. If the FDA agrees that the device is substantially equivalent, it will grant clearance to commercially market the device.

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
•
Device tracking requirements (if ordered by the FDA); and
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

Until May 25, 2021, medical devices were regulated by Council Directive 93/42/EEC ("Medical Devices Directive") which has been repealed and replaced by Regulation (EU) No 2017/745 ("EU MDR"). Our original CE Mark certificates were granted under the Medical Devices Directive. However, as of May 26, 2021, some of the EU MDR requirements apply in place of the corresponding requirements of the Medical Devices Directive, with regard to registration of economic operators and of devices, post-market surveillance and vigilance requirements. Pursuing marketing of medical devices in the EU requires that our devices be certified under the new regime set forth in the EU MDR. On December 11, 2023, the Company received approval of the OMNI Surgical System family of products under the EU MDR, fulfilling these requirements.

Medical Device Regulation

On April 5, 2017, the EU MDR was adopted. The EU MDR establishes a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensures a high level of safety and health while supporting innovation. Unlike the Medical Devices Directive, the EU MDR is directly applicable in EU member states without the need for each member state to implement the regulation into such members state's national law. This aims at increasing harmonization across the EU.

The EU MDR became effective on May 26, 2021. The new regulation, among other things:

•
strengthens the rules on placing devices on the market (e.g., reclassification of certain devices and wider scope than the Medical Devices Directive) and reinforces surveillance once they are available;
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

The aforementioned EU rules are generally applicable in the European Economic Area, which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland. Other countries, such as Switzerland, have entered into Mutual Recognition Agreements and allow the marketing of medical devices that meet EU requirements. With the entry into force of the EU MDR, the Swiss-EU Mutual Recognition Agreement was updated as Switzerland is considered a third country to the European Union. Switzerland released their national regulation, the Swiss Medical Devices Ordinance (“MedDO”) on May 25, 2021, and has aligned their requirements with the EU MDR, subject to transitional provisions. Therefore, EU CE Marking Certificates are accepted in Switzerland, along with additional requirements as set forth in the MedDO.

As of January 1, 2021, the United Kingdom has entered a transition period following Brexit. During that period, the UK Medical Devices Regulations (“UK MDR”) 2002 remains applicable in England, Scotland and Wales ("Great Britain"). During 2021, a UK Responsible Person was appointed, and we registered the OMNI System with the Medicines and Healthcare products regulatory agency. Valid CE marks under the EU MDR will continue to be accepted in Great Britain, and the requirement to obtain a UK Conformity Assessed ("UKCA") mark has been delayed until June 30, 2030. Sight Sciences received a UKCA certification for the OMNI family of products on March 1, 2024, and has completed a transition plan to transition over to the UKCA requirements.

Healthcare Fraud and Abuse Laws

In the United States, we are subject to several federal and state healthcare regulatory laws that restrict business practices in the healthcare industry. These laws include, but are not limited to, federal and state anti- kickback, false claims, transparency and other healthcare fraud and abuse laws.

The U.S. federal Anti-Kickback Statute prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting, receiving or providing any remuneration, directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any good, facility, item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value, including cash, improper discounts, and free or reduced-price items and services. Among other things, the Anti-Kickback Statute has been interpreted to apply to arrangements between medical device manufacturers on the one hand and prescribers and purchasers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. The government can exercise enforcement discretion in taking action against unprotected activities. Further, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The majority of states also have anti- kickback laws, which establish similar prohibitions, and in some cases may apply to items or services reimbursed by any third-party payor, including commercial insurers and self-pay patients.

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

In addition to uncertainties surrounding coverage policies, there are periodic changes to reimbursement levels. Third-party payors regularly update reimbursement amounts and also from time to time revise the methodologies used to determine reimbursement amounts. This includes routine updates to payments to physicians, hospitals and ambulatory surgery centers for procedures during which our products are used. These updates, which may include lower reimbursement rates for procedures in which our products are used, could have a direct impact on the demand of our products.

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

The implementation of the Affordable Care Act ("ACA") in the United States, for example, has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. The ACA, among other things, provided incentives to programs that increase the federal government’s comparative effectiveness research, and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Additionally, the ACA expanded eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. Since its enactment, there have been judicial, executive and political challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. It is unclear how healthcare reform measures of the Trump administration or other efforts, if any, to challenge, repeal or replace the ACA will impact the law or our business.

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

Data Privacy and Security Laws

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including personal health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including HIPAA, and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act ("CCPA"), and other state privacy and data protection laws similar to the CCPA and the General Data Protection Regulation ("GDPR"), govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

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

Further, from January 1, 2021, companies must comply with the GDPR and also the United Kingdom General Data Protection Regulation ("UK GDPR"), which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law.

Human Capital

As of December 31, 2024, we had 216 full-time employees. Our highly qualified and experienced team includes scientists, physicians and professionals across sales, marketing, regulatory, finance and other important functions that are critical to our success. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. None of our employees are represented by a labor union or are a party to a collective bargaining agreement and we believe that we have good relations with our employees.

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

Compensation and Benefits. We strive to provide competitive compensation and benefits programs to attract and retain top talent and review these programs annually against the competitive landscape to ensure they continue to meet the needs of our employees. In addition to salaries, these programs include a variety of short and long-term incentive plans such as annual performance-based bonuses, commissions for certain sales roles, equity awards, an Employee Stock Purchase Plan, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, and employee assistance programs. In addition to our broad-based equity award programs, we have used targeted equity-based grants with vesting conditions to facilitate the retention and engagement of our talent.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects, as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose all or part of your investment.

Risks Related to Our Business

We are an early-stage company with a history of significant losses, we expect to incur losses in the future, and we may not be able to achieve or sustain profitability, which may make it difficult to evaluate the success of our business to date and to assess prospects for our future viability.

We have incurred annual net losses since our formation in 2010. For the years ended December 31, 2024 and 2023, we had net losses of $51.5 million and $55.5 million, respectively. As of December 31, 2024, we had an accumulated deficit of $346.3 million. To date, we have financed our operations primarily through equity and debt financings and from product sales. Our net losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our products, costs related to our sales and marketing efforts, general research and development expenses, including costs related to clinical trials and regulatory initiatives to obtain marketing clearance, and infrastructure improvements, and costs related to intellectual property development, protection and enforcement. In addition, as a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company.

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

We began selling VISCO360 and TRAB360, commercial predicate devices to OMNI, in 2015, TearCare in 2019 and SION in 2022, and therefore do not have a long history operating as a commercial company. Currently, we are highly dependent on the success of OMNI. We also derive revenue from sales of SION, our other commercially available Surgical Glaucoma product, and our TearCare system and related accessories, which comprise our commercial Dry Eye products, and we expect substantially all of our revenue in at least the next 12 months to be derived from the sale of these OMNI, SION and TearCare products. We believe OMNI sales will continue to account for the large majority of our revenue over the next few years. In the longer term, our growth strategy is dependent upon achieving adequate and sustainable reimbursement for TearCare to help drive Dry Eye revenue growth. Because we devote substantially all of our resources to developing, marketing and selling these products and rely on the sale of our products as our sole source of revenue, any factors that negatively impact our products, particularly OMNI, or result in a decrease in sales, could have a material adverse effect on our business, financial condition and results of operations.

In June 2023, for instance, five of the seven Medicare Administrative Contractors (“MACs”) published proposed local coverage determinations (the “Prior LCDs”) that identified certain non-implantable MIGS procedures as investigational and not reasonable and necessary in the jurisdictions where these MACs administer Medicare Part B benefits, including adult canaloplasty in combination with trabeculotomy (ab interno), a procedure performed with OMNI and for which it is indicated. The Prior LCDs may also have categorized our SION technology as investigational and thus non-covered with respect to goniotomy procedures. The Prior LCDs were withdrawn in late December 2023 prior to becoming effective, and replaced with updated LCDs (the “Final LCDs”) that became effective in November 2024. The Final LCDs allow for continued coverage of canaloplasty and goniotomy procedures performed with our OMNI and SION technologies in these five MAC jurisdictions. However, each of the Final LCDs adopted a non-coverage policy when an aqueous shunt or stent procedure is performed with another surgical MIGS procedure, such as canaloplasty or goniotomy, at the same time in the same patient eye. We estimate that approximately 15% of total MIGS codes billed in the nine months ended September 30, 2024 were done in combination with another MIGS code and expect the non-coverage determination for multiple MIGS procedures will reduce overall MIGS claims volumes, which may adversely impact our business, revenue and prospects. Moreover, it is possible that one or more MACs will publish new or updated LCDs or other determinations in the future that could characterize procedures associated with our products as non-covered, or as covered under more limited parameters. The publication and effectiveness of any such future determinations would adversely affect our business and results of operations.

Over the next several years, we expect to continue to devote substantial resources to expand our commercialization efforts, drive increased adoption of our products and continue to develop new and improved products. Our limited commercialization experience and number of products make it difficult to evaluate our current business and predict our future prospects. For example, we believe OMNI procedures can be highly effective in reducing IOP in adult POAG patients when performed as a Standalone Procedure. However, we have limited commercial experience with the Standalone Market Segment, and the extent to which we are able to penetrate and grow this market is unknown. If we and other market participants are unable to effectively drive the use of MIGS devices in Standalone Procedures, then our total addressable market will be significantly reduced, which will adversely affect our sales and growth strategy. In addition, a number of factors, including some outside of our control, may render our products less competitive, economically impracticable or obsolete and contribute to fluctuations in our financial results, including:

•
Our ability to obtain and maintain reimbursement coverage for procedures in which our products are used;
•
Changes in reimbursement rates or coverage restrictions instituted by government or commercial payors, such as the coverage limitations on multiple MIGS procedures done at the same time as a cataract surgery included in the Final LCDs;
•
The results of our clinical trials or investigations, including perceived inadequacy or insufficiency of evidence supporting the clinical benefits or cost-effectiveness of our products, and the publication of any long-term clinical data that may suggest or conclude that our products are less safe or effective than initially thought;
•
Positive or negative media coverage, or public, patient and/or physician perception, of our products or competing products and treatments;
•
Safety or effectiveness concerns that arise regarding our products’ currently authorized uses or uses for which we are developing our products;
•
The effectiveness of our marketing and sales efforts, including our ability to have a sufficient number of qualified sales representatives to sell our products;
•
Unanticipated delays in product development or launches;
•
Our ability to raise additional capital on acceptable terms, or at all, to support the commercialization of our products;
•
Our ability to achieve and maintain compliance with legal and regulatory requirements applicable to our products;
•
Our ability, and the ability of our licensors, to obtain, maintain, protect and enforce our intellectual property rights;
•
Our third-party manufacturers’ ability to supply our products in a timely manner, in accordance with our specifications, and in compliance with applicable regulatory requirements; and
•
Introduction of new products or alternative treatments that compete with our products.

Our business is dependent upon the broad adoption and continued use of our products by eyecare professionals and patients.

ECPs, including ophthalmologists and optometrists, have limited awareness of, and experience with, our products and brand. Our future growth and profitability largely depend on our ability to increase ECP and patient awareness of our products and their willingness to adopt our products. ECPs may not adopt our products unless they believe they will receive appropriate compensation for such use and are able to determine, based on experience, clinical data, medical society and association recommendations and other analyses, that our products are clinically differentiated from, or otherwise preferable to, available alternatives. Even if we are able to raise awareness among ECPs, they may be slow to change their medical treatment practices and may be hesitant to select our products for a variety of reasons, including:

•
Lack of adequate, equitable third-party payor coverage or reimbursement, or changes in (or new) third-party payor coverage or reimbursement policies or determinations that adversely affect coverage for procedures involving OMNI;
•
Availability of lower-priced competitive products;
•
Unwillingness to alter historical practice patterns to incorporate OMNI use in Standalone procedures into their practices;
•
Lack of experience with our products and concerns that we are relatively new to market;
•
Perceived liability risk generally associated with the use of new products and treatment options;
•
Lack, or perceived lack, of sufficient clinical evidence, including with respect to an absence of OMNI randomized controlled trial data, clinical data on long-term outcomes, supporting clinical benefits of our products or the cost-effectiveness of our products over existing treatments;
•
The failure of key ophthalmologist and optometrist leaders to support and recommend our products;
•
Perceptions that our products are unproven;
•
ECPs’ long-standing relationships with companies, distributors and salespeople that sell competing products;
•
Competitive activities, including new product introductions, pricing tactics, and negative selling efforts from providers of alternative treatments;
•
ASC and ECP preferences for procedures that may be more profitable than those performed with our products, or for competitive products that are lower priced and thus offer greater profit margins in procedures in which our products are used;
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

To effectively market and sell our products, we will need to continue to educate the medical community about the safety, efficacy, necessity and efficiency of our products and about the patient populations that would potentially benefit from the use of our products. For example, if first-line ECPs or primary care physicians that serve as the early point of contact for patients are not made aware of our OMNI products, they may not refer patients to ECPs who utilize our products, and those patients may be treated with alternative procedures or treatments. Further, we have experienced recent declines in the numbers of surgeons we are training on the use of OMNI to perform MIGS procedures, and if we are unable to increase ECP training rates, our business and results of operations may suffer.

In addition, some physicians may choose to utilize our products on only a subset of their total patient population or may not adopt our products at all. Further, if procedures in which our products are used do not receive and maintain favorable third-party reimbursement coverage, particularly as compared to procedures in which competitive products are used, adoption of our products by ECPs and patients will suffer. Similarly, if competitive products are priced significantly lower than our products or are considered to offer greater ease of use than our products, then ECPs may elect to use these competitive products, even if we believe that other considerations such as clinical efficacy favor our products. Also, if ECPs prioritize alternative ophthalmic procedures to the procedures in which our products are currently used, whether for clinical, reimbursement or other reasons, then there will be less available surgical capacity to perform procedures using our products. We cannot assure you that our products will achieve broad market acceptance among payors, physicians and patients. Any failure of our products to satisfy demand or to achieve meaningful market acceptance and penetration will harm our future prospects and have a material adverse effect on our business, financial condition and results of operations.

We may not be able to secure or maintain adequate levels of third-party coverage and reimbursement for procedures in which our Surgical Glaucoma or Dry Eye products are used, and third parties may rescind or modify their coverage or delay payments related to these products, which would adversely affect our business, financial condition, and results of operations.

We derive revenue from sales of OMNI and SION to physicians, ASCs, and HOPDs, which typically bill all or a portion of the costs and fees associated with our products to various third-party payors, including Medicare, Medicaid, foreign governmental payors, private commercial insurance companies, health maintenance organizations and other healthcare-related organizations, and then bill patients for any applicable deductibles or co-payments. Historically, we have sold our TearCare system components to customers on a limited cash-pay basis to drive customer awareness and acceptance in advance of reimbursement. We are pursuing reimbursement coverage for TearCare so ECPs can bill all or a portion of the costs and fees associated with this product to various third-party payors, including Medicare, Medicaid, private commercial insurance companies, health maintenance organizations, and other healthcare-related organizations, and then bill patients for any applicable deductibles or co-payments. ECPs have begun to have individual claims-made reimbursements for these services. As a result, access to adequate coverage and reimbursement for procedures in which our Surgical Glaucoma and Dry Eye products are used by third-party payors is essential to their broad acceptance and adoption by patients and ECPs.

Internationally, medical reimbursement systems vary significantly from country to country, with some countries limiting medical centers’ spending through fixed budgets, regardless of levels of patient treatment, and other countries requiring application for, and approval of, government or third-party reimbursement. For example, in the third quarter of 2024, certain reimbursement advice published by the United Kingdom’s National Health Service has rendered untenable the code that had previously been relied upon as applicable to procedures performed with our OMNI technology. This shift has resulted in reduced reimbursement for OMNI procedures as compared to historic reimbursement levels, which in turn could materially affect our business, results of operations and prospects in the United Kingdom.

These third-party payors continually review new and existing technologies for possible coverage and can deny or reverse coverage for new or existing products and procedures, and there can be no assurance that third-party payor policies provide coverage, or will continue to provide coverage, for procedures in which OMNI or our other products are used. For example, in the U.S., CMS, MACs or commercial payors could require or issue coverage policies that could restrict or eliminate coverage for the patient populations eligible for treatment with our products or that are otherwise unfavorable to our business. In June 2023, for instance, five MACs published the Prior LCDs, which proposed to identify certain non-implantable MIGS procedures as investigational and not reasonable and necessary in the jurisdictions where these MACS administer Medicare Part B benefits, including but not limited to adult canaloplasty in combination with trabeculotomy ab interno, a procedure performed with OMNI and for which it is indicated. The Prior LCDs may also have categorized our SION technology as investigational and thus non-covered with respect to goniotomy procedures. Although the Prior LCDs were withdrawn in late December 2023 and replaced with the now-effective Final LCDs which allow for continued coverage of standalone canaloplasty and goniotomy procedures performed with our OMNI and SION technologies in these five MAC jurisdictions, in the future, governmental or private payors may issue coverage policies or guidance that may establish non-coverage, materially restrict coverage, or reduce reimbursement levels for one or more procedures involving our products. Any such policies, determinations or guidance could in turn influence coverage determinations by other third-party payors.

In addition, each of the Final LCDs adopted a non-coverage policy when an aqueous shunt or stent procedure is performed with another surgical MIGS procedure, such as canaloplasty or goniotomy, at the same time in the same patient eye. We estimate that approximately 15% of total MIGS codes billed in the nine months ended September 30, 2024 were done in combination with another MIGS code and expect the non-coverage determination for multiple MIGS procedures will reduce overall MIGS claims volumes, which may adversely impact our business, revenue and prospects. If we are not successful in reversing any proposed non-coverage policies, or if third-party payors that currently cover or reimburse procedures in which our products are used reverse or limit their coverage in the future, or if other third-party payors issue similar policies, it would have a material adverse effect on our business, financial condition, and results of operations. Moreover, any uncertainty with respect to coverage or coding may impact management’s ability to accurately forecast results.

We also derive revenue from sales of TearCare to ECPs and eye care clinics, which bill all or a portion of the costs and fees associated with treatments and products to patients or, on a limited basis, to third-party payors. We believe that access to adequate coverage and reimbursement for procedures in which TearCare is used by third-party payors is important to the broad acceptance and adoption of TearCare. Currently, no MACs have formal policies establishing coverage for the TearCare procedure; however, MACs from time to time may include, and we are currently aware of three MACs that have included, low payment rates for TearCare procedures in their fee schedules that, if not removed or increased to what we believe is an appropriate reimbursement level, could adversely impact our efforts to achieve reimbursement for TearCare that is sufficient to support its broad commercial growth and adoption. Further, commercial payors may from time to time make “no coverage”

or similar determinations with respect to our TearCare product that could hamper our efforts to drive broad commercial adoption of TearCare. These determinations could be made with reference to a variety of factors, including our legacy TearCare component pricing practices, perceived clinical efficacy compared to other treatment alternatives and similar considerations. We are pursuing a comprehensive long-term market development and patient access plan for TearCare and focusing our efforts on partnering with key strategic accounts to pursue prior authorization approvals and reimbursement claims for procedures in which TearCare is used, but there is no guarantee that we will be successful. This strategy is dependent, among other things, on ECPs’ willingness to submit, and success in submitting, TearCare procedure claims with invoicing that supports appropriate reimbursement, as well as their success in appealing these claims with payors as needed. If patients are not willing to pay for procedures in which TearCare is used, or if third-party payors continue to decline to provide coverage and reimbursement, or provide insufficient levels of coverage and reimbursement, it would have a negative impact on ECPs’ adoption of TearCare and sales of TearCare, which could adversely affect our business and results of operations.

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

In the United States, the AMA generally assigns specific billing codes for procedures under a coding system known as Current Procedure Terminology (“CPT”), which surgeons use to bill third-party payors and receive reimbursement. Once a permanent CPT code ("Category I CPT code") is established for a service, CMS establishes payment levels under Medicare, while other payors may establish rates and coverage rules independently. Canaloplasty followed by trabeculotomy procedures using OMNI are typically billed using the Category I CPT code 66174, which describes canaloplasty. Coding for ophthalmic surgical procedures is complex, and changes to the codes used to report services performed with our products may result in significant changes in reimbursement, which could negatively impact our revenue. For example, in 2021 the RVS Update Committee ("RUC") of the AMA reevaluated the physician work associated with CPT code 66174. As a result of this RUC review and further conversion factor reductions, CMS reduced the Medicare Physician Fee Schedule amount associated with this service from approximately $950 in 2021, to $761 in 2022, to $622 in 2023, to $608 in 2024, and to $600 in 2025. Many of the factors considered by the RUC, and many of the factors evaluated by payors and other payor advisory bodies, in assessing the costs of, and payments with respect to, procedures associated with our products are not within our control. For instance, with respect to determination of hospital, ASC and physician payment associated with CPT code 66174, evaluation of procedure costs may include the costs of competitive products that are priced well below our products and may also reflect reduced physician work with respect to procedures that are less comprehensive than the procedures performed with OMNI. This, in turn, may adversely affect our ability to obtain and maintain adequate and appropriate levels of reimbursement for the comprehensive procedure enabled by our OMNI technology, which could adversely affect our financial condition and results of operations.

The AMA maintains a subset of temporary CPT codes ("Category III CPT codes") used for new and emerging technologies. For example, TearCare was assigned a Category III CPT code effective beginning January 1, 2020. Coverage for Category III CPT codes is often limited. Medicare does not generally establish national payment rates for Category III CPT codes on the Medicare Physician Fee Schedule ("MPFS"). As a result, individual Medicare contractors and private payors may establish their own payment rates for services described by Category III CPT codes, as has been the case with TearCare, which payment rates are subject to change, may be variable across Medicare contractors, may be materially below the final reimbursement rates that we are currently targeting, or may determine not to reimburse services described by Category III CPT codes. In 2024, various commercial insurance carriers paid small number of TearCare claims on a case-by-case basis, but these reimbursement amounts varied materially and no formal coverage policies were established.

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

The market for our products is highly competitive and could grow increasingly competitive as new glaucoma and dry eye technologies are introduced in our industry. Our competitors may have longer operating histories, more established products and distribution networks, lower product prices or greater resources than we do, and may be able to develop or market treatments that are safer, more effective or gain greater acceptance in the marketplace than our products.

The medical device industry is highly competitive, subject to rapid change and significantly affected by the introduction of new products and technologies and the other activities of industry participants. We compete, or plan to compete, with medical device and pharmaceutical companies that develop and commercialize products for eye conditions, including Glaukos, AbbVie, Novartis, Alcon, Johnson & Johnson, Nova Eye Medical, and New World Medical. These companies, or other entrants into the market, may have or develop competing technologies, other products that are in or that enter clinical trials, new devices or additional indications for existing devices that could demonstrate better safety, effectiveness, clinical results, ease of use, lower costs or greater ECP and market acceptance than our products. For example, there has been a recent increase in ECP trialing of alternative products that are offered at lower prices than OMNI, which we believe has had a near-term adverse impact on utilization of OMNI.

Though in the past we have viewed such ECP trialing and use of alternative devices as temporary and not material to the continued growth of OMNI sales, we cannot guarantee that OMNI utilization will normalize relative to historical periods or grow in the future pursuant to our strategic initiatives. Sustained increases in ECP use of alternative MIGS devices could result in reduced OMNI sales and revenue growth or even loss of market share, which would adversely impact our competitive position, business and results of operations.

In addition, despite what we believe to be the strong safety profile of our products for their intended uses, patients may experience adverse events following canaloplasty or trabeculotomy with OMNI, including hyphema, mild anterior chamber inflammation and spikes in intraocular pressure. Similarly, patients may experience adverse events following use of the SION surgical instrument, including anterior chamber shallowing and prolonged, or persistent intraocular inflammation, or application of localized heat with TearCare, including discomfort, pain or erythema of the eyelids. Any failure to meet customer and patient expectations and any resulting negative perceptions or publicity could harm our reputation and future sales and therefore adversely affect our business, financial condition and results of operations.

Furthermore, we compete, or may compete in the future, against other companies which have longer, more established operating histories and significantly greater financial, technical, marketing, sales, distribution and other resources, which may prevent us from achieving significant market penetration or improved operating results. These companies may enjoy several competitive advantages, including:

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

One of the major hurdles to adoption of our products will be overcoming established treatment patterns, which will require educating ECPs and supportive clinical data. For instance, we believe strongly in the efficacy of OMNI in Standalone Procedures, but concerted ongoing ECP education on the benefits of this approach is needed to alter surgeon perceptions and to convince them of the benefits of performing a MIGS procedure other than in conjunction with cataract surgery. Because of the size of the market opportunity for devices used in procedures to address MIGS and MGD, we believe current and potential future competitors will dedicate significant resources to aggressively promote their products or develop new products or treatments, such as Glaukos’ iStent® technologies, iPRIME™ Viscodelivery System, and iDose® TR intraocular implant; Alcon’s Hydrus® MicroStent; and various canaloplasty devices including Nova Eye’s iTrack™ Advance and New World’s Streamline® and Via360™ surgical systems.

Whereas we have historically competed in the MIGS marketplace against stent technologies, such as the iStent family of products and the Hydrus® MicroStent, we are facing increasing competition from other microcatheter systems marketed for canaloplasty and goniotomy, and we expect this competition to increase in the future. Further, new treatment options may be developed that could compete more effectively with our products due to the prevalence of glaucoma and MGD, and the research and technological progress that exist within the market. Also, even if competitor products do not have indications for use or clinical data that are comparable to ours, ECPs can still choose these competitor products for a variety of reasons, including those discussed above. For instance, competitors may price their products significantly below ours, or bundle their products in a manner that is attractive to ECPs, which may result in decreased use or adoption of our products by ECPs, notwithstanding that our products may offer superior safety and efficacy.

Adoption of our products depends upon appropriate physician training, practice and patient selection.

The success of our products depends in part on the skill of the ECPs utilizing and administering products to treat patients and on their adherence to our stated patient selection criteria and the proper techniques that we provide in training sessions. We train ECPs on the correct use of OMNI and SION. However, ECPs rely on their previous medical training and experience when performing ophthalmic surgical procedures and may deviate from the techniques we provide in training sessions. Furthermore, we cannot guarantee that all such ECPs who use OMNI and SION will have the necessary skills or experience to safely and effectively perform these procedures. We have experienced recent declines in the number of ECPs undergoing training on the use of OMNI, which means that fewer physicians than we had anticipated are being trained regarding appropriate patient selection and OMNI surgical techniques. If we are not able to stabilize and return our physician training rates to a robust growth trajectory, our business could suffer. Similarly, though we train ECPs to ensure correct use of TearCare, including placement of SmartLids on patients’ eyelids and expression of the patients' meibomian glands, we cannot guarantee that all such ECPs will have the necessary skills or experience to safely and effectively use these devices. If ECPs utilize our products in a manner that is inconsistent with our labeled indications or with components that are not part of our products, the patient outcomes may be negative. This could negatively impact the perception of patient benefits and safety associated with our products and limit their adoption, which would have a material adverse effect on our business, financial condition and results of operations.

Development of our products for expanded indications depends upon positive clinical data, and the safety and efficacy of our products for the intended uses for which we intend to seek clearance, certification or approval are not yet supported by long-term clinical data, which could delay or prevent clearance by the FDA (or other foreign authorities or notified bodies) or limit sales, and our products might prove to be less safe or effective than initially thought.

The products that we market in the United States are regulated as medical devices by the FDA. OMNI and TearCare have received premarket clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FDCA”). In the 510(k) clearance process, before a device may be marketed the FDA must determine that a proposed device is “substantially equivalent” to a legally marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that was originally on the U.S. market pursuant to an approved PMA application and later down-classified, or a 510(k)-exempt device. This process is typically shorter and generally requires the submission of less supporting documentation than the FDA’s PMA process and does not always require long-term clinical studies. SION is registered with the FDA as a Class I 510(k) exempt device.

In the European Economic Area (“EEA”), a single regulatory approval process exists, and conformity with its requirements is required by its member states and countries to affix a European Conformity (“CE”) mark to our medical devices, without which they cannot be marketed or sold in the EEA. We originally received CE marking for OMNI in 2017. To obtain a CE mark, defined products must meet minimum standards of performance, safety, and quality, and then, according to their classification, undergo a conformity assessment procedure. Except for low-risk medical devices, a conformity assessment procedure requires the intervention of a third-party organization designated by the competent authorities of an EEA country, known as a Notified Body. The competent authorities of the EU countries separately regulate the clinical research for medical devices and the market surveillance of products once they are placed on the market. A revised regulation, the EU MDR was published by the EU in 2017 and became effective on May 26, 2021. Medical devices marketed in the EEA require certification according to these requirements. The EU MDR includes significant additional premarket and post-market requirements, and manufacturers of medical devices are required by the EU MDR to collect post-marketing clinical data in relation to their CE Marked medical devices. Post-market surveillance includes the conduct of post-market clinical follow-up studies permitting manufacturers to gather information concerning quality, safety or performance of medical devices after they have been placed on the market in the EU. All information collected as part of the post-market surveillance process must be reviewed, investigated and analyzed on a regular basis in order to determine whether trending conclusions can be made concerning the safety or performance of the medical device and decisions must be taken in relation to the continued marketing of medical devices currently on the market. We expect to incur ongoing costs to comply with these post-market clinical obligations in EU markets for so long as we continue to market and sell products in those markets, as well as in the EEA markets.

We are conducting and intend to continue conducting additional clinical trials or investigations to develop our devices for expanded indications, including clinical trials to increase clinical evidence for OMNI and develop TearCare for expanded indications. Historical clinical results, including interim results, are not necessarily predictive of future clinical results, and we cannot assure you that the results reported in these studies will be consistent with, or better than, currently available clinical data. In addition, our competitors and other third parties may conduct clinical trials of our products without our participation. If future patient studies or clinical testing do not support our belief that our products are advantageous for their intended uses, market acceptance of our products could fail to increase or could decrease and our business could be harmed.

Moreover, the outcomes and updates resulting from these studies, including interim results, may be compared to the results of other products and treatments for these same patient populations, and if the comparisons are not favorable, it may limit the ability to obtain clearance, certification or approval of the devices for the expanded indications for which we intend to seek clearance, certification or approval, as well as adoption of our products for their current authorized uses. In addition, unfavorable or inconsistent clinical data from existing or future clinical trials or investigations conducted by us, our competitors or other third parties, the interpretation of our clinical data or findings of new or more frequent adverse events, could subject us to mandatory or voluntary product recalls, suspension or withdrawal of FDA or other clearance, certification or approval, significant legal liability or harm to our business reputation and could have a material adverse effect on our business, financial condition and results of operations. Moreover, if future results and experience with our products by us, our competitors or other third parties, indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to mandatory or voluntary product recalls, suspension or withdrawal of FDA, European Commission or other governmental clearance or approval or certifications, significant legal liability or harm to our business reputation, which could have a material adverse effect on our business, financial condition and results of operations.

Our products will be adopted and compete, in part, based on long-term data regarding patient outcomes and the risk of our products relative to other treatment options. The long-term clinical outcomes of the use of our products for their FDA-cleared uses are not known and, due to the novelty of our products, there is no long-term data regarding patient outcomes beyond our clinical trials or investigations. The results of short-term clinical experience of our products do not necessarily predict long-term clinical outcomes. We believe ECPs and third-party payers will compare the rates of long-term clinical outcomes for procedures using our products for their authorized uses against alternative procedures and treatment options. We also believe that ECPs and payers will give added weight to outcomes data derived from randomized controlled trials, which are considered to be the “gold standard” for proving efficacy of a treatment or intervention; while our TearCare SAHARA trial is an RCT, we have not completed an RCT for our OMNI technology, which may prove to be a competitive disadvantage as compared to competitive products with positive RCT data. If the nature and quality of the long-term data does not meet ECPs’ expectations, or if the long-term data indicates that our products are not as safe or effective as other treatment options or as current short-term data would suggest, physicians may recommend alternative treatments for their patients and our products may not become widely adopted, which will negatively affect our business, financial condition and results of operations. Further, if we choose to, or are required to, conduct additional studies, equivocal or unfavorable results from such studies or experience could lead to a reduction in the rate of coverage and reimbursement by both public and private third-party payors for procedures that are performed with our products, slow market adoption of our products by ECPs, significantly reduce our ability to achieve expected revenue and prevent us from being profitable.

We rely on third parties to manufacture and supply our products. A number of these suppliers are single-source providers, and certain key suppliers are located outside of the U.S. We are subject to numerous risks relating to our reliance on such third parties.

Our business strategy depends on our ability to manufacture our current and future products in sufficient quantities, on terms that are acceptable to us, and on a timely basis to meet customer demand, while adhering to product quality standards, complying with regulatory quality system requirements, and managing manufacturing costs. We do not have any internal manufacturing capabilities or infrastructure and rely on a limited number of third-party manufacturers, many of which are single-source suppliers, and certain of which are located outside the U.S., for the components, accessories, materials and assembly that we utilize in our products. These items are critical, and, for certain items, there are relatively few or no readily available alternative sources of supply. These single-source suppliers may be unwilling or unable to supply these items reliably and at the levels we anticipate or that are required by the market, or we may be unable to purchase these items on terms that are acceptable to us, or at all.

Our ability to obtain products and components in sufficient quantities from these suppliers may be limited for several reasons, including their financial difficulties, damage to their manufacturing equipment or facilities, inability to obtain components, problems with their own suppliers, our relative importance as a customer to each manufacturer. In addition, geopolitical tensions between China and Taiwan or China and the United States could cause geopolitical and economic unrest that could adversely affect our business. Further, the imposition of tariffs by the United States on imported Chinese goods and implementation of retaliatory tariffs by China will increase the cost of our products and product components, and adversely affect our business operations and financial condition. A significant portion of our OMNI and SION products, and certain of our TearCare system components, are produced and assembled by a single Taiwan-based manufacturer in China, and there is currently significant uncertainty about the relationship between the U.S. and China with respect to trade policies, government regulations, and tariffs, and such uncertainty could continue in future periods.

With respect to tariffs, in February 2025, the United States imposed a 10% tariff on all Chinese imports, which tariff was increased to 20% in early March 2025. This 20% tariff applies to our products and product components imported from China. China has responded with certain retaliatory tariffs on select U.S. agricultural products, natural resources and machinery and has indicated an intent to implement additional retaliatory tariffs. The 20% tariff will have a negative impact on our gross margins for as long as it remains in effect, as the large majority of our products are manufactured on our behalf in China. Any further escalation in the use of retaliatory trade tariffs between the U.S. and China could cause a further significant increase in the cost of our products and the components for our products, which could materially and adversely affect our business, results of operations, and financial condition. To mitigate these risks, we have also contracted with a U.S.-based manufacturer to produce and assemble OMNI products, and have supply arrangements with other suppliers to produce certain TearCare system components; however, at least in the near-term, a large majority of our products will continue to be manufactured in China.

In March 2025, the United States also imposed 25% tariffs on good imported from Canada and Mexico, and retaliatory tariffs are expected. While the tariffs imposed on Canadian and Mexican goods do not currently materially and adversely affect our supply chain and related costs, the economic disruption that may be caused by these tariffs could adversely affect our business, There is also the risk that new tariffs could be implemented with other U.S. trading partners, including the European Union. Further, these tariff disputes may cause supply chain disruptions and will also likely increase the shipping and other logistical costs involved in importing our products and product components, which would further adversely impact our gross margins.

For our business strategy to be successful, our suppliers must be able to provide us with products in sufficient quantities, in compliance with regulatory requirements, including the FDA’s Quality System Regulation (“QSR”) or other applicable laws or regulations enforced by the FDA, state and foreign regulatory authorities, in accordance with agreed-upon specifications, at acceptable costs and on a timely basis, and current and future tariffs or trade wars could materially and adversely impact our ability to do so. If we are unable to meet our demand requirements on a timely basis, we may not have enough of our products available for delivery to support ECPs that utilize our products as part of their treatment. For instance, if our supply of OMNI, SION, and certain TearCare products from our manufacturer in China was interrupted or suspended for any significant period, or tariffs that materially affect our products or components were imposed at a significantly high enough level by the United States, we may be unable to meet customer demand for our OMNI, SION, and TearCare products during that time. Any shortfall in the supply of products may result in lower adoption and usage rates of our products and have a material adverse effect on our business, financial condition and results of operations.

The process of identifying and qualifying alternative manufacturing facilities for any other reason could be time-consuming and expensive, may result in interruptions in our operations and product delivery, and could affect the performance specifications of our products. We cannot assure you that we will be able to identify and engage alternative contract manufacturers on terms similar to our current arrangements, or without delay. Furthermore, our contract manufacturers could require that their manufacture and assembly of our products be moved to another of their production facilities, which would require us to complete another re-qualification process at the new facility, with no guarantee that the new facility would pass our quality audit. The occurrence of any of these events could harm our ability to meet the demand for our products in a timely and cost-effective manner, which could have a material adverse effect on our business, financial condition and results of operations.

We are also subject to numerous other risks relating to our reliance on third parties, including potential quality issues at our suppliers' manufacturing facilities with respect to our products or logistics operations, and our potential inability to renew or extend contracts and arrangements with such third parties or renew any such contracts or arrangements on terms that are favorable to us, and price fluctuations due to a lack of long-term supply agreements with certain of our suppliers. These risks are likely to be exacerbated by our limited experience with our current products and manufacturing processes. If demand for our products increases, we will have to invest additional resources to manage the manufacturing process. If we fail to secure increased production capacity efficiently, we may not be able to fill customer orders on a timely basis, our sales may not increase in line with our expectations and our operating margins could fluctuate or decline. In addition, the manufacture of future products may require modification of the current production processes or unique production processes, the identification of new suppliers for specific components, sub-assemblies and materials or the development of new manufacturing technologies. It may not be possible for our current third-party manufacturers to produce these products at a cost or in quantities sufficient to make these products commercially viable or to maintain current operating margins, all of which could have a material adverse effect on our business, financial condition and results of operations.

Uncertainty in current global economic and political conditions could adversely affect our ability to predict product demand and costs and impact our financial results, and makes it more likely that our results will differ materially from expectations.

Our operations and performance depend in part on worldwide economic and political conditions. Certain of the jurisdictions in which our products are manufactured or sold have experienced and could continue to experience unfavorable general economic conditions, such as a recession or economic slowdown, including as a result of political instability and military hostilities in certain geographies, trade disputes, concerns over the potential downgrade of U.S. sovereign debt and continued sovereign debt, monetary and financial uncertainties in Europe and other geographies, and domestic and global inflationary trends, any of which could negatively affect the affordability of, and consumer demand for, our products. Under difficult economic conditions, consumers may seek to modify spending priorities and reduce discretionary spending by delaying purchases of our products, which could reduce our profitability and could negatively affect our overall financial performance. Other financial uncertainties in our major markets and unstable political conditions in certain markets, including civil unrest and governmental changes, could undermine global consumer confidence and reduce consumers’ purchasing power, thereby reducing demand for our products. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on our business, financial condition, and results of operations.

We may provide inadequate training, fail to maintain effective sales and marketing capabilities or fail to develop broad brand awareness in a cost-effective manner.

In the United States, we currently rely on our direct sales force and any failure to maintain and grow our sales force could harm our business. In Europe, we currently rely on a combination of direct sales personnel and independent distributors to sell our OMNI product, and we intend to grow our international sales through a combination of direct and distributor sales. In order to generate future growth, we plan to continue to expand and leverage our commercial infrastructure to increase our customer base and increase adoption by existing customers to drive our growth. Identifying and recruiting qualified sales and marketing professionals and training them on our products, on applicable federal and state laws and regulations and on our internal policies and procedures requires significant time, expense and attention. Our direct sales force may subject us to higher fixed costs than those of companies with competing products or treatments that rely more heavily on independent third parties, placing us at a competitive disadvantage. Our business may be harmed if our efforts to expand and train our sales force and distribution chain do not generate a corresponding increase in product sales and revenue, and our higher fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our products. Any failure to hire, develop and retain effective sales personnel, to identify and train distributors and independent sales representatives in targeted international territories, to achieve desired productivity levels in a reasonable period of time or timely reduce fixed costs, could have a material adverse effect on our business, financial condition and results of operations.

Our ability to increase our customer base and achieve broader market acceptance of our products will depend, to a significant extent, on our ability to maintain and expand effective sales and marketing and educational efforts. We plan to dedicate significant resources to our sales and marketing initiatives, and educational programs through leading medical publications and at large industry and scientific meetings, both directly and through key opinion leaders. Our business may be harmed if these efforts and expenditures do not generate a corresponding increase in revenue. Further, our sales results are dependent in large part on the efforts and effectiveness of our sales and marketing personnel, and underperformance in these functions, whether though sub-optimal marketing campaigns, problematic sales representative performance or otherwise, may adversely impact our product sales and reputation. In addition, we believe that developing and maintaining broad awareness of our brand in a cost-effective manner is critical to achieving broad acceptance of our products and reaching new ECPs and patients. Brand promotion activities may not impact ECP or patient awareness or increase revenue, and even if they do, any increase in revenue may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain and protect our brand, we may fail to attract or retain the market acceptance necessary to realize a sufficient return on our brand building efforts, or to achieve the level of brand awareness that is an important factor for the broad adoption of our products.

We have limited experience in training ECPs on, and marketing and selling, our TearCare products, which could adversely affect customer perceptions and adoption of our TearCare products.

We have sold our TearCare products on a limited basis since 2019, initially targeting the cash pay market. We do not have experience selling TearCare on a national basis with a large sales force and concerted sales initiatives. Thus, the number of eligible ECPs trained on TearCare remains relatively modest. If we are unable to expand and enhance our training efforts to target and effectively train existing and new ECP customers on our TearCare products, adoption of TearCare will be adversely impacted. Further, we have limited experience with marketing TearCare. Our marketing and sales campaigns have been limited in scope and have continued to evolve as we better understand the needs and preferences and knowledge gaps of our existing and prospective TearCare customers, and as we expand our library of clinical evidence supporting the TearCare procedure’s safety and efficacy, but these efforts may not be successful in driving TearCare adoption.

Further, in parallel with publication of the positive results of our SAHARA RCT, we have commenced a comprehensive effort to establish sustainable and equitable third-party reimbursement of the TearCare procedure. If we are successful in obtaining favorable payment decisions, whether under or outside of formal coverage policies, we expect that demand for our TearCare products will escalate. Our ability to maintain this demand will depend in part on our ability to timely and effectively train new ECP customers. Further, we do not have experience marketing and selling TearCare for use in procedures that are reimbursed by Medicare and other governmental payers. If we are unable to effectively train our personnel on, and to otherwise comply with, laws, regulations and guidelines applicable to federally reimbursed products, including regulations pertaining to kickbacks, false claims, interactions with ECPs and direct-to-consumer advertising, our business may suffer.

Our products are designed to be used in a limited number of procedures, and there is a limited total addressable market for our products. The sizes of the potential and actual markets for our current products have not been established with precision and may be smaller than we estimate, which could adversely impact our results of operations and our growth expectations.

We currently market our OMNI device for use in the U.S. and select European geographies for canaloplasty followed by trabeculotomy to reduce intraocular pressure in adult patients with POAG. Primary open-angle glaucoma ("POAG") is the most prevalent form of glaucoma and affects almost 83 million people worldwide. We estimate there are over 4 million people in the United States diagnosed with glaucoma, of which a majority have POAG. We currently market our SION device in the United States for use in ophthalmic surgical procedures to excise trabecular meshwork.

We currently market TearCare in the United States for the application of localized heat therapy in adult patients with evaporative DED due to MGD, when used in conjunction with manual expression of the meibomian glands. There are an estimated 777 million people globally and 39 million people in the U.S. who suffer from DED. DED is the most common reason for a patient visit to an eye doctor, yet of the estimated 39 million people with DED in the U.S., only approximately 19.4 million have been diagnosed with DED. Studies have shown that evaporative DED resulting from MGD is associated with up to 86% of all DED cases.

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

While we seek to maintain sufficient levels of inventory to protect ourselves from supply interruptions, we keep limited components, sub-assemblies, materials and finished products on hand. To ensure adequate inventory supply and manage our operations with our third-party suppliers, we forecast anticipated materials requirements and demand for our products in order to predict inventory needs and then place orders with our suppliers based on these predictions. Our ability to accurately forecast demand for our products could be negatively affected by many factors, including our limited historical commercial experience, rapid growth, material changes in product reimbursement, failure to accurately manage our expansion strategy, product introductions by competitors, unanticipated increases or decreases in customer demand for our products, our failure to accurately forecast customer acceptance and adoption of new products, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions or consumer confidence in future economic conditions.

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

Our long-term growth depends on our ability to continue to capture market share, enhance our products, maintain appropriate product reimbursement, expand our indications and develop and commercialize additional products in a timely manner. If we fail to identify, acquire and develop other products, we may be unable to grow our business.

The markets for our products are highly competitive, dynamic, and marked by rapid and substantial technological development and product innovation. New entrants or existing competitors could attempt to develop products that compete directly with ours. Demand for our products and future related products could be diminished by equivalent or superior products and technologies offered by competitors, by competitive products offered at lower prices, or by material changes in reimbursement affecting our products. Our continued growth will be driven in part by capture of market share from our competitors through a combination of factors, including competitive positioning, increasing ECP acceptance and use of OMNI for Standalone Procedures, re-engagement of customer accounts that decrease or cease utilization of our products, engagement of new customer accounts, and robust ECP training on our products to drive product awareness and acceptance. If we are unable to execute on these initiatives, our ability to increase our market share may be compromised, which would adversely affect our business and results of operations. Also, if we are unable to innovate successfully or offer our products at prices that are deemed competitive by our customers, our products could become obsolete and our revenue would decline as our customers purchase our competitors’ products. Developing and improving products is expensive and time-consuming and could divert management’s attention away from our existing products. The success of any new product offering or product enhancements to our solutions will depend on several factors, including our ability to:

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

Our quarterly and annual results of operations, including our revenue, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance or of the results for the year in which such quarter or period occurs. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including the following:

•
The level of demand for our products which may vary significantly;
•
Changes in coverage and reimbursement policies with respect to the procedures in which our products and our competitors' products are used, and potential future products that compete with our products;
•
Results of clinical trials or investigations involving the use of our products;
•
Regulatory decisions or announcements, including product recalls, and product labeling and reimbursement determinations;
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

While having a contract with a GPO or an IDN for a given product category can facilitate sales to members of that GPO or IDN, such contract positions can offer no assurance that any level of sales will be achieved, as sales are typically made pursuant to individual purchase orders. Even when a provider is the sole contracted supplier of a GPO or an IDN for a certain product category, members of the GPO or IDN are generally free to purchase from other suppliers. Furthermore, GPO and IDN contracts typically are terminable without cause by the GPO or IDN upon 60 to 90 days’ notice. Accordingly, the members of such groups may choose to purchase alternative products due to the price or quality offered by other companies, which could result in a decline in our sales volumes and revenue.

Healthcare costs have risen significantly over the past decade, which has resulted in or led to numerous cost reform initiatives by legislators, regulators and third-party payors. Cost reform has triggered a consolidation trend in the healthcare industry to aggregate purchasing power, which has and may create additional requests for pricing concessions in the future. Additionally, GPOs, IDNs and large single accounts may continue to use their market power to consolidate purchasing decisions for hospitals. We expect that market demand, government regulation, third-party coverage and reimbursement policies and societal pressures will continue to change the healthcare industry worldwide, resulting in further business consolidations and alliances among our customers, which may exert further downward pressure on the prices of our products. Any decline in the amount that payors reimburse our customers for procedures that use our Surgical Glaucoma products or in the amount that customers are willing to pay or that payors reimburse for procedures that use TearCare in the future, could make it difficult for customers to continue using, or to adopt, our products and could create additional pricing pressure for us. If we are forced to lower the price we charge for our products or add more components to our products, our gross margins will decrease, which will adversely affect our ability to invest in and grow our business.

We may be unable to manage the anticipated growth of our business.

In order to grow, we need to expand our commercial team and general and administrative infrastructure. In addition to the need to scale our organization, any future growth will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. Rapid expansion in personnel could mean that less experienced people market and sell our products, which could result in inefficiencies and unanticipated costs, reduced quality and disruptions to our operations. In addition, rapid and significant growth may strain our administrative and operational infrastructure. Our ability to manage our business and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. For example, we currently rely on a combination of direct sales personnel and independent distributors to sell our products in Europe, and we intend to grow our international sales through a combination of direct and distributor sales. In addition, we are seeking reimbursement from MACs and private payers for our procedure enabled by our TearCare technology, and if we are successful in obtaining such reimbursement, we will need to scale our TearCare commercial infrastructure rapidly. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.

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

Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Our operations have been financed primarily by net proceeds from the sale of our convertible preferred stock in private placements and the sale of our common stock in our initial public offering, revenue from sales of our products and secured indebtedness. As of December 31, 2024, we had $120.4 million in cash and cash equivalents, and an accumulated deficit of $346.3 million. Based on our current planned operations, we expect that our cash and cash equivalents and additional borrowings available under our credit facility (subject to satisfaction of certain conditions precedent) will enable us to fund our operations for at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, including our assumptions that OMNI revenue will grow, procedures in which our OMNI technology is used will continue to be adequately reimbursed, our TearCare procedure will receive sustainable and attractive reimbursement, and we will receive a significant non-appealable damages award in our litigation opposite Alcon, If one or more of these assumptions are not met, we could utilize our available capital resources sooner than we expect.

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
•
The costs of attaining, defending, protecting and enforcing our intellectual property rights, including our ability to preserve or enhance the damages awarded to us as the result of the April 2024 positive jury trial verdict in our patent litigation with Alcon Inc., Alcon Vision, LLC, Alcon Research, LLC (collectively, “Alcon”) and Ivantis, Inc. (“Ivantis”);
•
Repayment of debt;
•
Whether we acquire third-party companies, products or technologies;
•
The terms and timing of any other collaborative, licensing and other arrangements that we may establish;
•
The emergence of competing technologies or other adverse market developments;
•
Our ability, and our competitors’ ability, to obtain and maintain favorable reimbursement for our products; and
•
The rate at which we expand internationally.

As a result of these and other factors, we may seek to raise additional capital through equity offerings or debt financings, and such additional financing may not be available to us on acceptable terms, or at all. In addition, any additional equity or debt financing that we raise may contain terms that are not favorable to us or our stockholders. For example, if we raise funds by issuing equity or equity-linked securities, the issuance of such securities could result in dilution to our stockholders. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline, and the price per share at which we sell additional shares of our common stock, or securities convertible into or exercisable or exchangeable for shares of our common stock, in future transactions may be higher or lower than the price per share paid by investors in the initial public offering of our common stock.

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

We may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships with third parties that may not result in the development of commercially viable products or product improvements or the generation of significant future revenue.

We may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances, partnerships or other arrangements to develop new products or product improvements and to pursue new markets. Other companies, including those with substantially greater financial, marketing, sales, technology or other business resources, may compete with us for these opportunities or arrangements. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or viable product improvements or result in significant revenue and could be terminated prior to developing any products.

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

Our success depends largely on the continued services of key members of our executive management team and others in key management positions. For example, the services of Paul Badawi, our Chief Executive Officer, David Badawi, our Chief Technology Officer, Alison Bauerlein, our Chief Financial Officer, and Matthew Link, our Chief Commercial Officer, are essential to driving innovation and adoption of our products, executing on our corporate strategy and ensuring the continued operations and integrity of financial reporting within our company. In addition, the services of our commercial leadership and sales professionals are critical to driving the growth in sales of our products. Any of our employees may terminate their employment with us at any time. We currently maintain a key person life insurance policy on Paul Badawi and David Badawi. If we lose one or more key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategy, which in turn would negatively affect our business.

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

In January 2024, we entered into a Loan and Security Agreement (the “Hercules Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) and certain affiliates of Hercules (collectively with Hercules, the “Lenders”), which provides for a senior secured term loan facility in the aggregate principal amount of up to $65.0 million (the “Term Loan”). An initial tranche of $35.0 million and a second tranche of $5.0 million were funded under the Hercules Loan Agreement in January 2024 and December 2024, respectively, and up to an additional $25.0 million of borrowings are available subject to our satisfaction of certain milestones, consents and other conditions precedent. There is no guarantee that we will meet these conditions precedent to borrowing additional amounts under the Hercules Loan Agreement. The Term Loan accrues interest at a floating annual rate based on the greater of (i) 10.35% or (ii) the Wall Street Journal prime rate (the "Prime Rate") plus 2.35%. Accrued interest on the Term Loan is payable monthly in arrears. Upon an event of default under the Hercules Loan Agreement, the interest rate will automatically increase by an additional 3.0% per annum. As of December 31, 2024 we had an aggregate of approximately $40.0 million in principal borrowings outstanding. Our interest payments under Hercules Loan Agreement have diverted and will continue to divert resources from our operations and other activities. We incurred an aggregate interest expense of $4.7 million and $5.4 million in the years ended December 31, 2024 and 2023, respectively.

Our obligations under the Hercules Loan Agreement are collateralized by a security interest in substantially all of our assets. The Hercules Loan Agreement contains customary representations and warranties, affirmative covenants, negative covenants, financial covenants, events of default and other provisions and conditions. The affirmative covenants, among over things, require us to undertake various reporting and notice requirements and an obligation to maintain and enforce certain rights, approvals and assets. The negative covenants restrict our ability to, among other things and subject to certain exceptions contained in the Hercules Loan Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers and acquisitions; change our business activities; and make investments or restricted payments, in each case subject to customary exceptions. The negative covenants also restrict our ability to change our fiscal year, repay certain indebtedness, engage in certain affiliate transactions, or enter into, amend or terminate any other agreements that has the impact of restricting our ability to make loan repayments under the Hercules Loan Agreement. In addition, we are subject to certain financial covenants under the loan agreement pertaining to minimum cash and minimum revenue thresholds. The covenants related to the Hercules Loan Agreement, as well as any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to draw down further amounts under our Hercules Loan Agreement is contingent upon us meeting certain conditions precedent. Any failure to meet these conditions could prevent us from accessing non-dilutive capital under the Hercules Loan Agreement if needed, which could require us to seek additional funding from other sources, which additional capital may not be available or may only be available on terms less favorable than those that would otherwise be available under the agreement.

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

We may seek to grow our business through acquisitions of or investments in new or complementary businesses, products or technologies, and the failure to manage acquisitions or investments, or the failure to integrate them with our existing business, could have a material adverse effect on us.

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

In the ordinary course of our business, we may become exposed to, or collect and store, sensitive data, including procedure-based information and legally protected health information, credit card, and other financial information, insurance information, and other potentially personally identifiable information. We also store sensitive intellectual property and other proprietary business information. We take measures to implement and update policies and procedures designed to ensure compliance with applicable data security and privacy-related laws and regulations and protect sensitive information from unauthorized access or disclosure. However, our information technology ("IT"), and infrastructure, and that of our third-party billing and collections provider and other technology partners and providers, may be vulnerable to cyber-attacks by hackers or viruses or breaches due to employee error, malfeasance or other disruptions. We rely extensively on IT systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third parties or their vendors, to assist in conducting our business. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact operations.

As the result of certain reimbursement and similar services that we provide to our customers, we may from time to time have access to personal health information, or PHI, as defined under the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which we collectively refer to as HIPAA, and related state laws, rules and regulations. As such, we may be deemed to be a “Business Associate” as defined under HIPAA, and the U.S. Department of Health and Human Services Office of Civil Rights, or OCR, may impose significant penalties on a Business Associate for a failure to comply with an applicable requirement of HIPAA. Penalties may include civil monetary penalties, criminal monetary penalties and imprisonment. The U.S. Department of Justice, or the DOJ, is responsible for criminal prosecutions under HIPAA. State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for HIPAA violations, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing individuals’ health information. Furthermore, in the event of a breach as defined by HIPAA, the Business Associate may have to comply with specific reporting requirements under HIPAA regulations.

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

Our international business operations expose us to market, legal, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.

Our current international presence is focused in the United Kingdom and the European Union, and we may seek to expand our international operations in the future. Our international business strategies include securing additional regulatory and reimbursement approvals in targeted countries outside the United States, and establishing a direct or indirect commercial presence in such countries. These strategies may include establishing and maintaining physician outreach and education capabilities outside of the United States, developing and expanding our relationships with international payors, and creating targeted commercial strategies relevant to each target market. Doing business internationally involves a number of risks, including:

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
•
Natural disasters, political and economic instability, including wars, such as the current military conflict between Russia and Ukraine and the crisis in the Middle East, terrorism, political unrest, outbreak of disease, boycotts, curtailment of trade and other market restrictions; and

•
Regulatory and compliance risks that relate to maintaining accurate information and control over activities subject to regulation under the United States Foreign Corrupt Practices Act of 1977 ("FCPA"), U.K. Bribery Act of 2010 ("Bribery Act”), and comparable laws and regulations in other countries.

Any of these factors could significantly harm our international business operations and, consequently, have a material adverse effect on our business, financial condition and results of operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under current law, federal net operating losses (“NOLs”) incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. As of December 31, 2024, we had accumulated federal and state NOL carryforwards of approximately $269.2 million, and $245.0 million, respectively. Of the total federal NOL carryforwards, approximately $254.3 million were generated after January 1, 2018, and therefore do not expire under current law but can only be utilized to offset 80% of future taxable income. The remaining federal NOL carryforwards of $14.8 million will begin to expire in 2031, and state tax loss carryforwards continue to expire.

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

Furthermore, we are subject to anti-boycott laws, anti-money laundering laws, and the export controls and economic embargo rules and regulations of the U.S., including the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury, as well as the laws and regulations administered by the Department of Commerce. These regulations limit our ability to market, sell, distribute, or otherwise transfer our products or technology to prohibited countries or persons. A determination that we have failed to comply, whether knowingly or inadvertently, may result in substantial penalties, including fines and enforcement actions and civil and/or criminal sanctions, the disgorgement of profits, and the imposition of a court-appointed monitor, as well as the denial of export privileges, and may have an adverse effect on our business and reputation.

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

Risks Related to Our Intellectual Property

Our success will depend on our, and our licensors’, ability to obtain, maintain and protect our intellectual property rights.

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

We have been party to, and may in the future become a party to intellectual property litigation or administrative proceedings that could be costly, time-consuming, unsuccessful, and could interfere with our ability to sell and market our products.

Competitors may infringe our patents, or we may be required to enforce our patents to protect our technology. We may also be required to file suit to protect our trade secrets or may be involved in litigation defending against claims of infringement of the rights of others. In addition, our patents also may become involved in inventorship, priority or validity disputes. To counter or defend against such claims can be expensive and time-consuming and could divert our attention from other functions and responsibilities. In an infringement proceeding, a court may decide that a patent owned by us is invalid or unenforceable. Furthermore, even if our patents are found to be valid and infringed, a court may refuse to grant injunctive relief against the infringer and instead grant us monetary damages and/or ongoing royalties. Such monetary compensation may be insufficient to adequately offset the damage to our business caused by the infringer’s competition in the market. Adverse determinations against us in defending against infringement could subject us to significant liabilities to third parties, require us to seek licenses from third parties and prevent us from manufacturing, selling or using the product, any of which could severely harm our business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation.

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

On September 16, 2021, we filed suit in the U.S. District Court for the District of Delaware (C.A. No. 1:21-cv-01317) (the “Court”) alleging that Ivantis, Inc. (“Ivantis”) directly and indirectly infringes our U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 by making, using, selling, and offering for sale the Hydrus® Microstent. Our complaint sought money damages and injunctive relief. On January 24, 2022, Ivantis asserted counterclaims requesting declaratory judgments that our asserted patents-in-suit are not infringed and/or invalid. On August 1, 2022, we filed an amended complaint alleging that Alcon Inc., Alcon Vision, LLC and Alcon Research, LLC (collectively, “Alcon”) infringe the four originally asserted patents by making, using, selling, and offering for sale the Hydrus® Microstent, and that all defendants also infringe U.S. Patent No. 11,389,328. The defendants asserted counterclaims requesting declaratory judgments that our asserted patents-in-suit are not infringed and/or are invalid. In September 2022, Ivantis and Alcon filed petitions with the U.S. Patent Office seeking inter partes review of U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 (IPR2022-01529, IPR2022-01530, IPR2022-01533, IPR2022-01540), each of which the U.S. Patent Office denied for raising prior art references and invalidity arguments that were cumulative of those previously considered by the U.S. Patent Office. On April 26, 2024, at the conclusion of a five-day jury trial, we were awarded a positive jury trial verdict of $34 million, comprised of $5.5 million in lost profits damages and $28.5 million in royalty damages for commercial sales of the Hydrus Microstent for the period between its commercial launch through trial. The patents at issue were U.S. Patent Nos. 8,287,482, 9,370,443, and 11,389,328. In December 2024, the Court held an in-person hearing to hear the parties’ oral arguments on their post-trial briefings at the conclusion of which, the Court ordered the parties to engage in non-binding mediation. In early March 2025, we and Alcon informed the Court that we had not resolved our dispute through mediation and asked the Court to decide the parties’ post-trial motions and enter a judgement, which judgement will be subject to appeal. It is possible that the jury verdict that was rendered in our favor may be reduced, limited or vacated by the Court or by the appellate court if appealed. We are presently unable to predict the outcome of this lawsuit or to reasonably estimate the potential financial impact of the lawsuit on us, if any.

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

Our trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be violating or infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners and customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement or dilution claims brought by owners of other trademarks. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names or other intellectual property may be ineffective, could result in substantial costs and diversion of resources and could adversely affect our business, financial condition and results of operations.

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

We may not receive, or may be delayed in receiving, necessary clearances, certifications or approvals for our future products or modifications to our current products, and failure to timely obtain or retain such clearances, certifications or approvals would adversely affect our ability to grow our business.

In the U.S., before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive either clearance under Section 510(k) of the FDCA (“510(k)”), or approval of a pre-market approval application (“PMA”) from the FDA, unless an exemption from pre-market review applies. In the process of obtaining PMA approval, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices.

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

On December 5, 2023, we received approval of the OMNI Surgical System family of products under the EU MDR fulfilling these requirements. As a result of the transition towards the new regime, notified body review times have lengthened, and obtaining re-certification of our products, seeking product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business in the EU.

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

The methods used in, and the facilities used for, the manufacture of our products must comply with the FDA’s QSR and, subject to transitional provisions, the EU Medical Device Regulation (“EU MDR”), both of which are complex regulatory schemes that cover the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing and shipping of medical devices. Furthermore, we are required to maintain, and to verify that our suppliers maintain, facilities, procedures and operations that comply with our quality standards and applicable regulatory requirements. Our products are also subject to similar state regulations, various laws and regulations of foreign countries governing manufacturing and a requirement for adherence to industry standards of the International Standards Organization ("ISO") in connection with our medical device operations outside of the United States. Failure by us or one of our third-party suppliers to comply with applicable FDA or foreign requirements or later discovery of previously unknown problems with our products or manufacturing processes could result in, among other things civil penalties, suspension or withdrawal of clearances, seizures or recalls of our products, total or partial suspension of production or distribution, refusal to grant pending or future clearances, approvals, or certifications for our products, clinical holds, refusal to permit the import or export of our products, and criminal prosecution. Furthermore, regulatory authorities have broad discretion to require the recall or suspension of a product or to require that manufacturers alert customers of safety risks. A government-mandated or voluntary recall or suspension by us, one of our distributors or any of our third-party suppliers could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls, suspensions or other notices relating to any products that we distribute would divert managerial and financial resources, and have an adverse effect on our reputation, financial condition and operating results.

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

There are numerous U.S. federal and state, as well as foreign, laws pertaining to healthcare fraud and abuse, including anti-kickback, false claims and physician transparency laws. Our business practices and relationships with providers are subject to scrutiny under these laws. We may also be subject to privacy and security regulation related to patient, customer, employee and other third-party information by both the federal government and the states and foreign jurisdictions in which we conduct our business. The healthcare laws and regulations that may affect our ability to operate include the following:

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements;
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

To enforce compliance with the healthcare regulatory laws, certain enforcement bodies have increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time and resource-consuming and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may have to agree to additional compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business, financial condition and results of operations. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to.

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

In the conduct of our business, we may at times collect, store, and process personal information, including health-related personal information. The U.S. federal government and various states and regulatory agencies, including the U.S. Department Health and Human Services, have adopted or proposed laws, regulations, guidelines and rules for the collection, distribution, use and storage of personal information, including personal health information, of individuals. These laws include HIPAA and related regulations, as well as the CCPA and similar state privacy and data security laws. In addition, certain state and non-U.S. laws, such as GDPR, govern the privacy and security of personal (including health) data in certain circumstances, some of which are more stringent than U.S. federal law and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation.

Any actual or perceived failure by us or the third parties with whom we work to comply with privacy or security laws, policies, legal obligations or industry standards, or any security incident that results in the unauthorized access, release or transfer of personally identifiable information, may result in governmental enforcement actions and investigations including by European Data Protection Authorities and U.S. federal and state regulatory authorities, fines and penalties, litigation and/or adverse publicity, including by consumer advocacy groups, and could cause our customers, their patients and other healthcare professionals to lose trust in us, which could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

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
•
Announcements related to patents issued to us or our competitors and related litigation; and
•
Developments in our industry.

In recent years the stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies. Broad market and industry factors may significantly affect the market price of our common stock, regardless of our actual operating performance. In addition, notwithstanding their subsequent withdrawal in late December 2023, the publication of the Prior LCDs, as amended, by five of the seven MACs in June 2023, which would have rendered canaloplasty followed by trabeculotomy (ab interno), a procedure associated with our OMNI technology, investigational and thus non-covered in these MAC jurisdictions, adversely affected our business and prospects and resulted in a substantial decline in the market price of our common stock. Although the Prior LCDs were withdrawn before becoming effective, the Final LCDs that became effective in November 2024 contain certain restrictions on billing for MIGS procedures that will likely have an adverse impact on our OMNI sales results. We believe that these LCDs have contributed to ongoing uncertainty among investors and other stakeholders regarding the coverage and reimbursement environment for procedures in which our products are used, which uncertainty continues to adversely affect our business and stock price. If new or updated LCDs, national coverage determinations, or other material coverage updates or determinations are published that could or would adversely affect coverage for procedures involving our OMNI technology, our business and prospects would be further adversely affected and our financial condition and results of operation could suffer.

In addition, in the past, stockholders have instituted securities class action litigation against issuers following periods of stock price volatility. For instance, after we announced in September 2023 a reduction in our full-year 2023 revenue guidance, several plaintiff’s class action firms announced the commencement of investigations pertaining to our compliance with securities laws. Though these investigations have not led to commencement of any litigation, the risk of such litigation is heightened at times when our financial performance and stock price are under pressure. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and harm our business, results of operations, financial condition and reputation. These factors may materially and adversely affect the market price of our common stock.

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

While we have remediated our previously identified material weakness as of December 31, 2023, we cannot assure you that these or other measures will prevent future material weaknesses from occurring. As part of our remediation of the previously identified material weakness, we have hired additional accounting employees with specific technical accounting and financial reporting experience necessary for a public company. We will continue to assess the adequacy of our accounting personnel and resources, and will add additional personnel, as well as adjust our resources, as necessary, commensurate with any increase in the size and complexity of our business.

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
•
The requirement that a special meeting of stockholders may be called only by the chairperson of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•
Advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We recognize the critical importance of protecting our information technology ("IT") systems and the data of our employees, customers, patients, and partners. We have an enterprise-wide cybersecurity program designed to identify, detect, investigate, protect, and respond to cybersecurity risks.

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

To date, the Company is not aware of any cybersecurity threats, including any prior cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. However, as discussed under the heading, “Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or our customer’s patients, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation” in Part I, Item 1A, “Risk Factors,” the Company remains subject to evolving cybersecurity risks that could have adverse impacts.

Item 2. Properties.

Our corporate headquarters are in Menlo Park, California, where we lease approximately 11,000 square feet of office, research and development, engineering and laboratory space pursuant to a lease that commenced on August 1, 2021, which expires October 31, 2026. We also lease approximately 2,000 square feet of office space, which is primarily used by our commercial team, in Southlake, Texas, pursuant to a lease that commenced on April 30, 2019 and expires on May 15, 2026. We believe that our existing facilities are adequate to meet our business requirements in the near-term, and that additional space will be available on commercially reasonable terms, if required.

Item 3. Legal Proceedings.

On September 16, 2021, we filed suit in the U.S. District Court for the District of Delaware (C.A. No. 1:21-cv-01317) (the “Court”) alleging that Ivantis, Inc. (“Ivantis”) directly and indirectly infringes our U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 by making, using, selling, and offering for sale the Hydrus® Microstent. Our complaint seeks money damages and injunctive relief. On January 24, 2022, Ivantis asserted counterclaims requesting declaratory judgments that our asserted patents-in-suit are not infringed and/or invalid. On August 1, 2022, we filed an amended complaint alleging that Alcon Inc., Alcon Vision, LLC and Alcon Research, LLC (collectively, “Alcon”) infringe the four originally asserted patents by making, using, selling, and offering for sale the Hydrus® Microstent, and that all defendants also infringe U.S. Patent No. 11,389,328. The defendants asserted counterclaims requesting declaratory judgments that our asserted patents-in-suit are not infringed and/or are invalid. In September 2022, Ivantis and Alcon filed petitions with the U.S. Patent Office seeking inter partes review of U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 (IPR2022-01529, IPR2022-01530, IPR2022-01533, IPR2022-01540), each of which the U.S. Patent Office denied for raising prior art references and invalidity arguments that were cumulative of those previously considered by the U.S. Patent Office. On April 26, 2024, at the conclusion of a five-day jury trial, we were awarded a positive jury trial verdict of $34 million, comprised of $5.5 million in lost profits damages and $28.5 million in royalty damages for commercial sales of the Hydrus Microstent for the period between its commercial launch through trial. The patents at issue were U.S. Patent Nos. 8,287,482, 9,370,443, and 11,389,328. In December 2024, the Court held an in-person hearing to hear the parties’ oral arguments on their post-trial briefings at the conclusion of which, the Court ordered the parties to engage in non-binding mediation. In early March 2025, we and Alcon informed the Court that we had not resolved our dispute through mediation, and asked the Court to decide the parties’ post-trial motions and enter a judgement, which judgment will be subject to appeal. We are presently unable to predict the outcome of this lawsuit or to reasonably estimate the potential financial impact of the lawsuit on us, if any.

We may, in the ordinary course of business, face various claims brought by third parties, and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property rights as well as claims relating to employment matters and the safety or effectiveness of our products. Any of these claims could subject us to costly litigation, and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards or settlement payments could have a material adverse effect on our business, financial condition and results of operations. Additionally, any such claims, whether or not successful, could damage our reputation, cause us to expend resources on legal fees, result in the distraction of our management team, and harm our business and ability to achieve our strategic objectives.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock has been listed on The Nasdaq Global Market under the symbol “SGHT” since July 15, 2021. Prior to this date, there was no public market for our common stock.

Holders of Record

As of February 27, 2025, there were approximately 9 holders of record of our common stock. The actual number of stockholders is greater than this number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Stock Performance Graph

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by Item 201(e) of Regulation S-K.

Recent Sales of Unregistered Securities from Registered Securities

There were no sales of unregistered equity securities during the fiscal year ended December 31, 2024 that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Issuer Repurchases of Equity Securities

None.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the information presented in our financial statements and the related notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations, and beliefs that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by these forward-looking statements. Please also see the section of this Annual Report on Form 10-K titled “Special Note Regarding Forward-Looking Statements.”

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
•
developing transformative technologies that are intended to preserve, protect and restore natural physiological functionality to diseased eyes;
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

Our initial product development has focused on the treatment of two of the world’s most prevalent and underserved eye diseases, glaucoma and dry eye disease (“DED”). We have commercialized products in each of our two reportable operating segments, Surgical Glaucoma and Dry Eye. Our Surgical Glaucoma revenue consists of sales of the OMNI® Surgical System ("OMNI") and the SION® Surgical Instrument ("SION"), while our Dry Eye revenue consists of sales of the TearCare® System ("TearCare"), and related components and accessories. Each product is primarily sold through a highly involved direct sales model that offers intensive education, training and customer service. We believe this model not only enables us to differentiate our products and company from competitors, but also expands our addressable market by educating ECPs, patients and other stakeholders on our products and evolving treatment paradigms. Outside of the U.S., we have established direct commercial operations in the United Kingdom and Germany. We also sell OMNI in several other countries in Europe through distributors.

We sell OMNI and SION to facilities where ophthalmic surgeons perform outpatient procedures, such as ambulatory surgery centers ("ASCs") and hospital outpatient departments ("HOPDs"), which are typically reimbursed by Medicare or private payors for procedures using our products. We are focused on educating surgeons on the clinical benefits of earlier interventions with the comprehensive OMNI procedure, re-engagement efforts with accounts highlighting reimbursement clarity, enhanced competitive counter selling, investments in targeted commercial resources, pseudophakic standalone market development, and an upcoming new product launch.

We sell TearCare to ECPs. Currently, there is no meaningful reimbursement coverage by Medicare or private payors for DED procedures, including TearCare, and patients typically pay out-of-pocket for TearCare, although some payors may agree to provide case-based coverage outside of a formal policy. We are continuing our controlled commercial launch and are focused on our comprehensive, clinical data-driven long-term market development plan that aims to improve awareness and patient access to TearCare. In the fourth quarter of 2024, we instituted a price increase for our TearCare products to reflect the clinical value of our technology as we seek to establish broader coverage with commercial payors and Medicare. This increase materially reduced customer demand for TearCare in the fourth quarter of 2024 and we believe it will continue to impact demand in the future until broader reimbursement coverage can be established.

We have dedicated meaningful resources to execute our commercial strategy as we reduce operating expenses and improve cost efficiencies to better align our operating structure for long-term, profitable growth. The overall success of our approach to eyecare to date is evidenced by over 295,000 estimated uses of Surgical Glaucoma products and their predicates in over 2,100 hospitals and ASCs in the U.S. and Europe, and over 65,000 estimated uses of TearCare in over 1,500 eyecare facilities in the U.S. through December 31, 2024.

We do not currently have any internal manufacturing capability or infrastructure and rely on a limited number of third-party manufacturers, many of which are single source suppliers, for our production requirements. We believe the manufacturing capacity provided by our suppliers will be adequate to meet our current and anticipated manufacturing needs across all of our product lines. We plan to continue to utilize third party contract manufacturers for our products and any related components.

Revenue in our Surgical Glaucoma segment for the years ended December 31, 2024 and 2023 was $75.9 million and $74.3 million, respectively, with gross margins for the same periods of 87.6% and 88.1%, respectively. Revenue in our Dry Eye segment for the years ended December 31, 2024 and 2023 was $4.0 million and $6.7 million, respectively, with gross margins for the same periods of 46.2% and 54.8%, respectively. For the year ended December 31, 2024, we generated approximately 95% of our revenue from customers in the U.S.

Our Surgical Glaucoma revenue was relatively flat for the years ended December 31, 2024 and 2023 due to a number of factors, including reimbursement challenges and increased competition from other MIGS devices. We expect to continue to experience near-term revenue challenges arising out of the restrictions on the performance of multiple MIGS procedures in combination with cataract surgery for Medicare patients in the jurisdictions administered by the five MACS that issued the LCDs containing such restrictions, which restrictions became effective in the fourth quarter of 2024. We believe that these restrictions have led to a decrease in the number of overall MIGS devices used in procedures that are being performed, including procedures utilizing our OMNI technology. In addition, our Surgical Glaucoma gross margins will be adversely impacted in 2025 by the tariffs imposed by the U.S. on China, as our primary supplier manufacturers OMNI and SION products as well as SmartLids out of its China-based manufacturing facility.

Given the earlier stage of TearCare’s commercial development, we expect our Dry Eye segment’s gross margins to be lower than our Surgical Glaucoma segment’s gross margins for the near- and medium-term due to the allocation of fixed labor and overhead costs to the segment's cost of goods sold. In addition, we experienced lower demand in the Dry Eye segment in the fourth quarter of 2024 due to our increase in dry eye pricing which took effect on October 1, 2024, and was a result of our focus on achieving reimbursed market access for TearCare procedures instead of cash-pay procedures. We expect TearCare procedure revenue will return to a growth trajectory upon receipt of positive payor coverage or payment determinations that provide for sufficient and equitable reimbursement. We currently anticipate that we and our customers will begin receiving coverage and payment determinations with respect to the TearCare procedure in 2025, though there is no guarantee that such determinations will be made in accordance with this time frame.

We believe in the importance of continued strategic investment in initiatives that:

•
further demonstrate our products’ clinical effectiveness and safety to potential customers, patients, payors and regulators, including (i) establishing OMNI and SION as standards of care of interventional glaucoma treatment among MIGS-trained surgeons, (ii) developing the Standalone Market Segment with a focus on pseudophakic patients whose IOP is not well-controlled on two or more medications and who are at risk of disease progression, and (iii) pursuing coverage and equitable reimbursement for TearCare;
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

As a result, we intend to continue to invest in product development, market access, sales and marketing, clinical studies, and education initiatives. Because of these and other factors, we expect to continue to incur net losses for at least the next several years, and we may seek additional debt and equity financing to fund our operations and planned growth.

To date, our primary sources of capital have been private placements of redeemable convertible preferred stock, debt financing agreements, the sale of common stock in our IPO, and revenue from the sale of our products. As of December 31,

2024, we had an outstanding term loan balance of $40.0 million (excluding debt discount and amortized debt issuance costs), cash and cash equivalents of $120.4 million and an accumulated deficit of $346.3 million.

Factors Affecting Our Business and Results of Operations

We believe there are several important factors that have impacted and that will continue to impact our business, financial condition, and results of operations. For additional information on risk factors that could impact our results, please refer to the sections entitled “Risk Factors” in this Annual Report on Form 10-K.

These factors affecting our business and results of operations include, but are not limited to:

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

We intend to add to the OMNI family and bring OMNI Edge to market in the first half of 2025. The addition of OMNI Edge is intended to accommodate varying physician preferences and patient needs in today’s evolving MIGS marketplace. OMNI Edge is designed to increase the amount of viscoelastic delivered with our patented motion synchronized delivery system to ensure the consistency, reproducibility, and safety surgeons have come to trust in the OMNI procedure. With this product, we are further advancing procedural intervention and reinforcing our commitment to best serving both our surgeon customers and the patients they care for. The addition of OMNI Edge reflects our ongoing dedication to enhancing outcomes and supporting the evolving needs of the eye care community.

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

In June 2023, for instance, five of the seven MACs published draft local coverage determinations (the “Draft LCDs”), which identified certain procedures as investigational in patients over the age of 18 for glaucoma management, including canaloplasty in combination with trabeculotomy (ab interno), which is a procedure associated with OMNI. The Draft LCDs, as amended, were published in final form during the quarter ended December 31, 2023, with a future effective date of January 29, 2024, and subsequently withdrawn in late December 2023. Had the Draft LCDs, as amended, not been withdrawn, canaloplasty followed by trabeculotomy (ab interno) would have been rendered non-covered as of January 29, 2024 with respect to Medicare Part B beneficiaries in the states administered by these MACs. Further, each of the Final LCDs that became effective in November 2024 adopted a non-coverage policy when an aqueous shunt or stent procedure is performed with another surgical MIGS procedure, such as canaloplasty or goniotomy, at the same time in the same patient eye. We estimate that approximately 15% of total MIGS codes billed in the nine months ended September 30, 2024 were done in combination with another MIGS code and expect the non-coverage determination for multiple MIGS procedures will reduce overall MIGS procedure claims volumes, which may adversely impact our business, revenue and prospects. Any updated or new local coverage determinations or other coverage policies that may establish a policy of Medicare non-coverage, or materially restrict coverage, for one or more of our products would have materially and adversely impacted our business, financial condition, and results of operations.

Further, we have historically only sold TearCare on a limited, cash pay basis while in parallel we have worked to develop robust clinical and health economics data to support equitable and sustainable reimbursement for the TearCare procedure. As part of our reimbursement efforts, we revised TearCare pricing in the fourth quarter of 2024 to what we believe more accurately reflects the clinical value of the TearCare procedure. We are in the process of actively engaging with commercial payors and MACs to obtain appropriate coverage and payment determinations for the TearCare procedure. If we are not able to achieve sufficient reimbursement for the TearCare procedure, we will not be able to achieve broad customer acceptance and use of TearCare; thus, the future success of TearCare depends on our ability to successfully advocate for and achieve what we believe is fair coverage and reimbursement for the TearCare procedure.

Proper reimbursement for our products is critical to the adoption of our products, and we plan to continue to focus on improving and expanding reimbursement coverage and payment amounts for our OMNI technology, and establishing reimbursement coverage and payment amounts for our TearCare technology.

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

Maximizing Product Usage by Customers

Demand for our products will be highly dependent on our ability to develop their potential addressable markets and maximize the breadth of patients our products can serve. OMNI is indicated for canaloplasty followed by trabeculotomy to reduce elevated intraocular pressure (“IOP”) in adult patients with primary open-angle glaucoma (“POAG”) in the U.S. and with open-angle glaucoma (“OAG”) in the EU. We believe OMNI is the only device that is authorized by the FDA as an ab interno procedure to: reduce IOP in adult patients with POAG across the spectrum of disease severity; be used in mild-to-moderate Combination Cataract or Standalone Procedures; access 360 degrees of the diseased conventional outflow pathway through a single clear corneal incision; and facilitate two consecutive procedures, canaloplasty and trabeculotomy, to comprehensively treat all three known areas of resistance in the conventional outflow pathway in a single operating room visit. Our ability to establish OMNI as a standard of care for all POAG patients by continuing to grow its adoption and utilization in Combination Cataract Procedures and by pioneering the development of the market for interventional Standalone Procedures, with a focus on pseudophakic patients, will have a substantial impact on our future growth.

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

TearCare is a unique open-eye heating and expression device designed to melt and remove meibomian gland obstructions. We believe TearCare has a compelling physiological profile to address obstruction from meibomian gland disease ("MGD"), which is the primary cause of evaporative DED, a disease characterized by low quality tears that evaporate prematurely. The current DED treatment market primarily consists of an abundance of OTC and prescription eyedrops that seek to lubricate the ocular surface, alleviate inflammation and/or increase tear production. However, OTC and prescription eyedrops are incapable of clearing obstructions in the meibomian glands and do not address MGD’s eyelid-borne physiology and poor tear quality. MGD is associated with up to 86% of DED cases and is a leading root cause of evaporative DED, which is characterized by low quality tears that evaporate prematurely. Clinical studies have demonstrated that treating MGD by liquefying and removing clogged meibum is the most effective method to eliminate obstructions and restore the lipid layer of tear film, thereby preventing premature evaporation of tears. TearCare was designed to be administered during the course of a routine office visit to an ECP, which makes it convenient for patients, and allows providers to maintain procedural throughput in their practices. Our ability to improve patient access and market education on TearCare and the benefits of proactive MGD treatment will be key drivers of TearCare’s future growth. We believe that sufficiently reimbursed patient access to the TearCare procedure is necessary to drive broad customer acceptance and adoption.

Operational Excellence and Cost Efficiency

We aim to achieve operating and financial milestones with optimal capital efficiency, and focus on our market value relative to invested capital as a key measurement of our performance. To date, we have raised $402.4 million in net proceeds from equity and debt financings, including $252.2 million from our IPO. With a portion of these net proceeds (our December 31, 2024 cash and equivalents was $120.4 million), we have developed and commercially launched two clinically differentiated products, funded multiple completed and ongoing clinical trials, and built our management team and company infrastructure to support the continued growth of our business. We believe this level of operational and commercial progress relative to our total capital investment to date compares favorably to medical technology peers and we seek to design products that can achieve attractive long-term gross margins.

However, during the year ended December 31, 2024 and in the first months of 2025, global and regional economies, as well as the markets we serve, have experienced significant volatility, including as a result of the impacts of macroeconomic conditions, such as tariffs, inflation, supply shortages, and geopolitical pressures. For example, in February and March 2025, the United States imposed additional tariffs on products from China. A significant portion of our OMNI and SION products, and certain of our TearCare system components, are produced and assembled in China by a single Taiwan-based manufacturer. These tariffs, as well as any future tariffs, by the United States or other countries could significantly increase the cost of our products and components, and will have a negative impact on our gross margins. However, the impact of any such tariffs will depend upon various factors, including the timing, amount, scope, and nature of the tariffs, as well as any mitigating actions we implement, including by diversifying our third-party suppliers.

While the impact of these macroeconomic factors is not readily determinable, we have not been materially impacted by these macroeconomic conditions, but there can be no assurance that our business operations and financial condition will not be materially adversely affected in the future. The duration and scope of these conditions cannot be predicted with certainty, and it is uncertain what impacts, if any, these pressures may have on our ability to support the efficient and sustainable growth of our business.

Components of Our Results of Operations

Revenue

We currently derive the majority of our U.S. revenue from the sale of our OMNI and SION products to ASCs and HOPDs and from the sales of our TearCare products to ECPs. To date, the revenue from our Surgical Glaucoma segment has accounted for over 90% of our total revenue, substantially all of which was generated from sales within the U.S. Our Surgical Glaucoma customers place orders based on their expected procedure volume and reorder as needed, typically on a biweekly, monthly or bimonthly basis. Our TearCare customers typically purchase a TearCare System which consists of one or more TearCare SmartHubs® (“SmartHubs”), multiple single-use TearCare SmartLids® (“SmartLids”) and other accessories. After utilizing their initial inventory, customers can reorder SmartLids as needed. No single customer accounted for 10% or more of our revenue for the years ended December 31, 2024 and 2023.

The growth of our revenue is primarily driven by the demand for elective surgery and treatment utilizing our products in the United States and Europe, product reimbursement rates and coverage criteria, and competition. Such demand is often lower during summer months because of ECP vacations and in winter months because of fewer business or surgery days due to holidays and adverse weather conditions.

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

Gross Profit and Gross Margin

We calculate gross margin as gross profit divided by revenue. Our gross margin has been, and we believe it will continue to be, affected by a variety of factors, including differences in segment gross margins, changes in average selling prices, changes in product reimbursement rates, product sales mix, production and ordering volumes, manufacturing costs, product yields, and headcount. In general, we expect our gross margins to increase over the long term to the extent our production and ordering volumes increase and as we spread the fixed portion of our overhead costs over a larger number of units produced. We intend to use our design, engineering and manufacturing know-how and capabilities to further advance and improve the efficiency of our suppliers’ manufacturing processes, which we believe will reduce costs and increase our gross margins. However, our gross margins could fluctuate from quarter to quarter due to a number of factors, including variations in product mix, changes in product reimbursement rates, transitions to new suppliers, introduction of new products by us or our competitors, adoption of new manufacturing processes and technologies, and responses to evolving macroeconomic, and geopolitical conditions, including the adoption of tariffs by the United States and China.

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

Our SG&A expenses as a percentage of revenue may vary over time depending on the level and timing of commercial expansion efforts. We expect our SG&A expenses to increase for the next several years as we continue to invest in our commercial team, market access, and launch new products.

Investment Income

Investment income primarily consists of interest and amortization on held-to-maturity investments in U.S. treasury securities and money market funds.

Interest Expense

Interest expense consists primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the accretion of debt discount and amortization of debt issuance costs associated with our term loan agreements.

Loss on Debt Extinguishment

The loss on debt extinguishment is associated with our termination and settlement of the MidCap Term Loan.

Other Income (Expense), Net

Other income (expense), net primarily consists of income and expenses that do not originate from our primary business.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

	Years Ended December 31,		Change
	2024	2023	$	%
	(unaudited)
Revenue
Surgical Glaucoma	$75,902	$74,310	$1,592	2.1%
Percentage of total revenue	95.0%	91.7%
Dry Eye	3,964	6,746	(2,782)	(41.2)
Percentage of total revenue	5.0%	8.3%
Total	79,866	81,056	(1,190)	(1.5)
Cost of goods sold
Surgical Glaucoma	9,448	8,830	618	7.0
Dry Eye	2,133	3,051	(918)	(30.1)
Total	11,581	11,881	(300)	(2.5)
Gross profit
Surgical Glaucoma	66,454	65,480	974	1.5
Dry Eye	1,831	3,695	(1,864)	(50.4)
Total	68,285	69,175	(890)	(1.3)
Gross margin
Surgical Glaucoma	87.6%	88.1%
Dry Eye	46.2%	54.8%
Total	85.5%	85.3%
Operating expenses
Research and development	17,991	17,556	435	2.5
Selling, general and administrative	100,826	108,893	(8,067)	(7.4)
Total operating expenses	118,817	126,449	(7,632)	(6.0)
Loss from operations	(50,532)	(57,274)	6,742	(11.8)
Investment income	5,917	7,289	(1,372)	(18.8)
Interest expense	(4,662)	(5,408)	746	(13.8)
Loss on debt extinguishment	(1,962)	—	(1,962)	n.m.
Other expense, net	(32)	(44)	12	(27.3)

Loss before income tax	(51,271)	(55,437)	4,166	(7.5)
Provision for income tax	$236	$110	126	114.5
Net loss and comprehensive loss	(51,507)	(55,547)	$4,040	(7.3)%

Revenue. Revenue in the year ended December 31, 2024 was $79.9 million, a decrease of $1.2 million, or 1.5%, compared to the prior year. In the year ended December 31, 2024, Surgical Glaucoma and Dry Eye sales contributed $75.9 million and $4.0 million, respectively, compared to $74.3 million and $6.7 million, respectively, in the prior year. The overall increase in Surgical Glaucoma revenue was primarily attributable to an increase in unit utilization per ordering account, partially offset by a slight decrease in the number of ordering facilities and lower prices due to product sales mix in the year ended December 31, 2024. Our Dry Eye revenue decreased in the year ended December 31, 2024 primarily due to fewer SmartHubs and SmartLids sales, which was the result of the Company’s focus on achieving market access for TearCare procedures instead of cash-pay procedures.

Cost of Goods Sold. Cost of goods sold during the year ended December 31, 2024, decreased $0.3 million, or 2.5%, compared to the prior year. Our Surgical Glaucoma cost of goods sold increased $0.6 million compared to 2023. The increase was primarily driven by product sales mix and higher per unit cost, partially offset by higher scrap charges in the prior year. Dry Eye cost of goods sold decreased $0.9 million compared to the prior year, primarily driven by higher overhead costs per unit and lower sales volumes.

Gross Profit and Gross Margin. Our total gross profit was $68.3 million for the year ended December 31, 2024, a decrease of $0.9 million, or 1.3%, compared to the prior year. Total gross margin increased to 85.5% for the year ended

December 31, 2024, up from 85.3% in the prior year period. Gross margin in our Surgical Glaucoma segment was 87.6% for the year ended December 31, 2024, a decrease from 88.1% for the prior year period. The decrease in our Surgical Glaucoma gross margin was primarily due to product sales mix and higher per unit cost, partially offset by higher scrap charges in the prior year. In our Dry Eye segment, gross margin decreased from 54.8% in 2023, to 46.2% for the year ended December 31, 2024, primarily due to higher overhead costs per unit due to lower volumes.

Research and Development Expenses. R&D expenses were $18.0 million for the year ended December 31, 2024, an increase of $0.4 million, or 2.5%, compared to the prior year. The increase was primarily attributable to a $1.0 million increase in personnel costs including payroll and related benefits and professional and outside services, which were partially offset by a decrease of $0.7 million in clinical study expenses.

Selling, General, and Administrative Expenses. SG&A expenses were $100.8 million for the year ended December 31, 2024, a decrease of $8.1 million, or 7.4%, compared to the prior year. The decrease was primarily attributable to a $5.3 million decrease in personnel expenses, including payroll and related benefits, commissions, and incentive compensation. In addition, the Company saw a $1.7 million decrease in marketing expenses, a $1.6 million decrease in legal expenses, and a $0.9 million decrease in facilities expenses. These decreases were partially offset by a $2.4 million increase in stock-based compensation expense, and a $0.6 million increase in accounting and related expenses.

Investment Income. Investment income was $5.9 million for the year ended December 31, 2024, a decrease of $1.4 million, or 18.8%, from $7.3 million in the prior year period. The decline was primarily due to lower investment balances during the current year.

Interest Expense. Interest expense was $4.7 million in the year ended December 31, 2024, a decrease of $0.7 million, or 13.8%, compared to the prior year period due to lower lending rates associated with the Hercules Loan Agreement. See the section titled “Hercules Capital Loan Agreement” below, for additional information.

Loss on Debt Extinguishment. Loss on debt extinguishment was $2.0 million for the year ended December 31, 2024 compared to $0.0 million in the prior year. The increase in the current year was driven by our loss on the termination and settlement of the MidCap Term Loan.

Other Expense, Net. Other expense, net was expense of less than $0.1 million for both the years ended December 31, 2024 and 2023.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Years Ended December 31,
	2024	2023

Net cash used in operating activities	$(22,351)	$(47,184)
Net cash used in investing activities	$(385)	$(791)
Net cash provided by financing activities	$4,964	$1,104
Net decrease in cash	$(17,772)	$(46,871)

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was $22.4 million, consisting primarily of a net loss of $51.5 million, partially offset by non-cash charges of $20.1 million and a net change in our operating assets and liabilities of $9.0 million. The $9.0 million change in our net operating assets and liabilities included decreases of $3.5 million in accounts receivable and $1.6 million in inventory, as well as increases of $5.2 million in accrued compensation and $0.3 million accounts payable. These were partially offset by a $1.6 million decrease in other noncurrent liabilities. The non-cash charges primarily consisted of $17.1 million related to stock-based compensation, $1.0 million of noncash loss on debt extinguishment, $0.8 of accretion of debt discount and debt issuance costs, $0.7 million of depreciation and amortization, and $0.6 million of noncash operating lease expense.

Net cash used in operating activities for the year ended December 31, 2023 was $47.2 million, consisting primarily of a net loss of $55.5 million and a net change in our operating assets and liabilities of $9.1 million, partially offset by non-cash charges of $17.5 million. The change in our net operating assets and liabilities was primarily due to a $7.4 million decrease in accrued and other current liabilities and accrued compensation. This was due to a decline in sales commissions and incentive compensation, as well as reduced inventory purchases following the publication of the Draft LCDs in the fourth quarter of 2023. The Company also had a $2.2 million increase in inventory to support its planned growth in operations.

These were partially offset by $0.8 million decrease in prepaid expenses and other current assets due to lower insurance premiums, as well as a $0.7 million decrease in accounts receivable. The non-cash charges primarily consisted of $14.6 million related to stock-based compensation, $0.6 million of depreciation, $0.6 million of accretion of debt discount and amortization of debt issuance costs, and $1.0 million of noncash operating lease expense.

Net Cash Used in Investing Activities

Net cash used in investing activities in the years ended December 31, 2024 and 2023 was $0.4 million and $0.8 million, respectively, consisting of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $5.0 million, consisting primarily of proceeds from the Hercules Loan Agreement, partially offset by costs associated with refinancing the term loan agreement. Net cash provided by financing activities for the year ended December 31, 2023 was $1.1 million, which primarily related to proceeds from the exercise of common stock options and proceeds from employee stock purchase plan purchases.

Liquidity and Capital Resources

Sources of Liquidity

To date, our primary sources of capital have been private placements of redeemable convertible preferred stock, the sale of common stock in our IPO, debt financing arrangements, and revenue from the sale of our products. Since our inception through December 31, 2024, we have raised an aggregate of approximately $402.4 million in net proceeds from sales of our redeemable convertible preferred stock and common stock and borrowed an aggregate of approximately $37.9 million of net proceeds under our term loans. In January 2024, we entered into a Loan and Security Agreement (the “Hercules Loan Agreement”) with Hercules Capital, Inc (“Hercules”) and certain of its affiliates (collectively with Hercules, the “Lenders”), which provides for a senior secured term loan facility in the aggregate principal amount of up to $65.0 million. We used the proceeds from an initial $35.0 million tranche funded under the Hercules Loan Agreement to discharge our indebtedness under our prior secured credit facility with MidCap Financial Trust and certain of its affiliates (the “Prior Lenders”). In December 2024, we consummated the drawdown of the $5.0 million Tranche I(b) term loan advance (the "Tranche I(b) Loan") contemplated by the Hercules Loan Agreement. While our indebtedness to the Lenders remains outstanding, we are required to use commercially reasonable efforts to grant to the Lenders the option to invest up to $3.0 million in our next round of equity financing, if any, broadly marketed to multiple investors on the same terms, conditions and pricing offered to investors in such subsequent equity financing.

As of December 31, 2024, we had cash and cash equivalents of $120.4 million, an accumulated deficit of $346.3 million and $40.0 million outstanding under the Hercules Loan Agreement (before debt discounts and amortized debt issuance costs). Based on our currently planned operations and strategic objectives, we expect our cash and cash equivalents and additional borrowings available under the Hercules Loan Agreement will enable us to fund our operations for at least the next 12 months.

Our historical cash outflows have been primarily been associated with cash used for operating activities such as sales, marketing and commercialization of our products, research and development activities, regulatory and market access activities, intellectual property portfolio expansion and enforcement, capital expenditures and debt service costs. Our cash requirements will depend extensively on our ability to obtain and maintain sufficient reimbursement for our products, including our ability to successfully protect reimbursement for our Surgical Glaucoma products and establish reimbursement for our Dry Eye products. Our requirements also will be significantly impacted by our ability to manage and grow our business by maintaining and expanding our sales to existing customers or introducing our products to new customers, the level of our investment in commercialization and research and development including clinical trials, whether we make strategic acquisitions, entry and expansion into new markets, and competition. We cannot accurately predict our long-term cash requirements at this time. An extended period of global supply chain, geopolitical or trade tensions, or economic disruption could materially affect our business, results of operations, access to sources of liquidity, and financial condition. We may seek additional sources of liquidity and capital resources through equity or debt financings, such as additional securities offerings or through borrowings under a new or existing credit facility. There can be no assurance that such transactions will be available to us on favorable terms, if at all.

Hercules Capital Loan Agreement

In January 2024, we entered into the Hercules Loan Agreement, which provides for a maximum $65.0 million credit facility. An initial tranche of $35.0 million (the “Initial Loan”) was funded under the credit agreement on January 22, 2024 (the “Closing Date”). On December 10, 2024, we consummated the Tranche 1(b) Drawdown (together with the Initial Loan, the "Tranche I Commitment"). In addition to the Initial Loan and Tranche 1(b) Drawdown, the Hercules Loan Agreement

provides additional tranches available to the Company (the “Tranche Loans,” and together with the Initial Loan, the “Term Loans). Tranche 2 consists of $10.0 million available to draw upon through September 15, 2025, contingent upon the achievement of certain performance milestones. The Company does not currently anticipate achieving these milestones prior to the June 30, 2025 performance deadline. Tranche 3 consists of $15.0 million available for us to draw through the interest only period in increments of $5.0 million, subject to the sole approval of Hercules' investment committee.

The Hercules Loan Agreement includes a maturity date of July 1, 2028, with an interest-only period running for a 30 months, extendable up to 36 months upon the achievement of certain milestones. The agreement contains a floating rate of the greater of 10.35% or the Prime Rate plus 2.35%, with the initial interest rate under the agreement of 10.85%. The final payment fee is set at 5.95% of the funded balance. In conjunction with the funding of the Initial Loan, we issued seven-year warrants to the Lenders to purchase up to an aggregate of 135,686 shares of our common stock at an exercise price of $5.159 per share. In connection with the funding of Tranche 1(b) Drawdown, in December 2024 we issued seven-year warrants to the Lenders to purchase up to an aggregate of 26,095 shares of our common stock at an exercise price of $3.83 per share.

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

While our significant accounting policies are more fully described in Note 2 to our financial statements included in this Annual Report on Form 10-K, we believe the following discussion addresses our most critical accounting estimates, which are those that are most important to our financial condition and results of operations and require our most difficult, subjective and complex judgments.

Stock-Based Compensation

We maintain an equity incentive plan that permits the grant of stock-based awards, such as stock options and restricted stock units ("RSUs"), to employees, directors, and consultants. We recognize equity-based compensation expense for awards of equity instruments based on the grant date fair value of those awards. We estimate the fair value of our stock option awards based on the estimated fair values as of the grant date using the Black-Scholes-Merton ("Black-Scholes") option-pricing model, net of estimated forfeitures. The model requires us to make a number of assumptions, including expected volatility, expected term, risk-free interest rate, and expected dividend yield.

The fair value of RSU awards is determined based on the number of units granted and the closing price of the Company's common stock as of the grant date. We expense the fair value of our equity-based compensation awards on a straight-line basis over the requisite service period, which is the period during which the related services are provided.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for more information about recent accounting pronouncements, the timing of their adoption, and our assessment with respect to their impact on our financial statements and related disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our exposure to interest rate risk is principally confined to our cash and cash equivalents and our outstanding credit agreement. As of December 31, 2024, we had cash, cash equivalents and investments of $120.4 million, which consisted of bank deposits, money market funds, and U.S. treasury bills. The primary objectives of our investment activities are the preservation of capital and support of our liquidity requirements. We place our cash, cash equivalents, and investments with high-quality financial institutions and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash, cash equivalents and short-term investments.

In January 2024, we entered into a credit agreement with Hercules Capital. The Hercules Loan Agreement contains a floating rate equal to the greater of 10.35% or the Prime Rate plus 2.35%, with the initial interest rate under the agreement of 10.85%. As of December 31, 2024, the balance outstanding under the agreement is $40.0 million and the interest rate was 10.35%. Based upon the balance outstanding, a hypothetical 1.0% (100 basis points) change in interest rates would not have a material impact on our financial statements.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Sight Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sight Sciences, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

March 7, 2025

We have served as the Company’s auditor since 2019.

SIGHT SCIENCES, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$120,357	$138,129
Accounts receivable, net of allowance for credit losses of $689 and $1,186 at December 31, 2024 and 2023, respectively	10,786	14,289
Inventory, net	6,325	7,849
Prepaid expenses and other current assets	2,306	2,604
Total current assets	139,774	162,871
Property and equipment, net	1,580	1,640
Operating lease right-of-use assets	935	1,458
Other noncurrent assets	550	682
Total assets	$142,839	$166,651
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,691	$1,731
Accrued compensation	9,680	4,528
Accrued and other current liabilities	4,097	3,774
Current portion - long-term debt, net	—	2,219
Total current liabilities	15,468	12,252
Long-term debt, net of current portion	39,356	31,708
Other noncurrent liabilities	492	2,476
Total liabilities	55,316	46,436
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 50,937,999 and 49,131,363 shares issued and outstanding as of December 31, 2024 and 2023, respectively	51	49
Additional paid-in-capital	433,769	414,956
Accumulated deficit	(346,297)	(294,790)
Total stockholders’ equity	87,523	120,215
Total liabilities and stockholders’ equity	$142,839	$166,651

The accompanying notes are an integral part of these consolidated financial statements.

SIGHT SCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Years Ended December 31,
	2024	2023
Revenue	$79,866	$81,056
Cost of goods sold	11,581	11,881
Gross profit	68,285	69,175
Operating expenses:
Research and development	17,991	17,556
Selling, general and administrative	100,826	108,893
Total operating expenses	118,817	126,449
Loss from operations	(50,532)	(57,274)
Investment income	5,917	7,289
Interest expense	(4,662)	(5,408)
Loss on debt extinguishment	(1,962)	—
Other expense, net	(32)	(44)
Loss before income taxes	(51,271)	(55,437)
Provision for income taxes	236	110
Net loss and comprehensive loss	$(51,507)	$(55,547)
Net loss per share attributable to common stockholders, basic and diluted	$(1.03)	$(1.14)
Weighted-average shares outstanding, basic and diluted	50,134,104	48,628,940

The accompanying notes are an integral part of these consolidated financial statements.

SIGHT SCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	48,298,138	$48	$399,271	$(239,243)	$160,076
Issuance of common stock upon exercise of stock options	368,683	—	395	—	395
Issuance of common stock upon vesting of restricted stock units	243,665	1	—	—	1
Withholding taxes on net share settlement of restricted stock units	—	—	(224)	—	(224)
Employee stock purchase plan purchases	220,877	—	933	—	933
Stock-based compensation expense	—	—	14,581	—	14,581
Net loss	—	—	—	(55,547)	(55,547)
Balance at December 31, 2023	49,131,363	49	414,956	(294,790)	120,215
Issuance of common stock upon exercise of stock options	207,104	—	255	—	255
Issuance of common stock upon vesting of restricted stock units	1,251,068	1	(1)	—	—
Withholding taxes on net share settlement of restricted stock units	—	—	(23)	—	(23)
Employee stock purchase plan purchases	348,464	1	818	—	819
Warrant issuance	—	—	687	—	687
Stock-based compensation expense	—	—	17,077	—	17,077
Net loss	—	—	—	(51,507)	(51,507)
Balance at December 31, 2024	50,937,999	51	433,769	(346,297)	87,523

The accompanying notes are an integral part of these consolidated financial statements.

SIGHT SCIENCES, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(51,507)	$(55,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	712	614
Accretion of debt discount and debt issuance costs	753	614
Stock-based compensation expense	17,077	14,581
Allowance for credit losses	(42)	198
Provision (benefit) for excess and obsolete inventories	(106)	418
Noncash operating lease cost	646	1,006
Loss on disposal of property and equipment	23	66
Noncash loss on debt extinguishment	1,033	—
Change in fair value of common stock warrants	60	—
Changes in operating assets and liabilities:
Accounts receivable	3,545	661
Inventory	1,630	(2,156)
Prepaid expenses and other current assets	299	812
Other noncurrent assets	(51)	(470)
Accounts payable	336	(883)
Accrued compensation	5,151	(2,823)
Accrued and other current liabilities	(347)	(4,605)
Other noncurrent liabilities	(1,563)	330
Net cash used in operating activities	(22,351)	(47,184)
Cash flows from investing activities:
Purchases of property and equipment	(385)	(791)
Net cash used in investing activities	(385)	(791)
Cash flows from financing activities:
Net proceeds from Hercules Loan Agreement	39,526	—
Repayment of MidCap Loan Agreement	(35,375)	—
Debt issuance costs	(238)	—
Proceeds from exercise of common stock options	255	395
Taxes paid on net settlement of restricted stock units	(23)	(224)
Proceeds from employee stock purchase plan purchases	819	933
Net cash provided by financing activities	4,964	1,104
Net change in cash and cash equivalents	(17,772)	(46,871)
Cash and cash equivalents at beginning of period	138,129	185,000
Cash and cash equivalents at end of period	$120,357	$138,129

Supplemental disclosure of cash flow information
Cash paid for interest	$4,262	$4,267
Supplemental disclosure of non-cash investing and financing information
Acquisition of property and equipment included in accounts payable and accrued liabilities	$169	$60
Common stock warrants issued upon execution of Hercules Loan Agreement	$687	$—

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

Liquidity Considerations

Since inception, the Company has incurred losses and negative cash flows from operations. As of December 31, 2024, the Company had an accumulated deficit of $346.3 million and recorded a net loss of $51.5 million for the year then ended and expects to incur additional losses in the future.

The Company believes its cash and cash equivalents balance, and other existing sources of liquidity will satisfy its working capital and capital resource requirements for at least 12 months from the date of issuance of its consolidated financial statements. Any failure to generate increased revenue, achieve improved gross margins, or control operating costs could require the Company to raise additional capital through equity or debt financing. Such additional financing may not be available on acceptable terms, or at all. If the Company is unable to improve its financial performance, or to secure additional funding when desired, it may need to delay the development of its products, reduce research and development activities, modify, or abandon planned future expenditures or reduce operating costs, any of which could harm its business, require it to change its business strategy or scale back its operations, or limit its ability to achieve its strategic objectives.

Presentation Reclassification

Certain prior year amounts have been reclassified for consistency with current year presentation. This reclassification was to report investment income separately from other income (expense), net in the consolidated statements of operations and comprehensive income. This reclassification had no effect on the reported results of operations.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. The most significant estimates relate to the allowance for credit losses, inventory excess and obsolescence, the selection of useful lives of property and equipment, determination of the fair value of stock option grants, and provisions for income taxes and contingencies. Management evaluates its estimates and assumptions on an ongoing basis using historical experience, existing and known circumstances, authoritative accounting guidance, and other factors management believes to be reasonable, including an assessment of current and anticipated future macroeconomic conditions, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the financial statements. Actual results could differ from these estimates, which may result in material effects on the Company’s financial condition, results of operations and liquidity. To the extent there are differences between these estimates and actual results, the Company’s consolidated financial statements may be materially impacted.

Fair Value of Financial Instruments

The Company’s financial instruments typically consist of cash and cash equivalents, accounts receivable, accounts payable, accrued and other current liabilities, common stock warrants, and short-term and long-term debt. The Company's cash equivalents are comprised of U.S. treasury securities that are classified as held-to-maturity and recorded at amortized cost in the financial statements, and money market accounts. The Company states accounts receivable, accounts payable, and accrued and other current liabilities at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The carrying amount of the Company’s debt approximates its fair value as the effective interest rate approximates market rates currently available to the Company.

Concentration of Credit and Supply Chain Risk

Financial instruments that subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are deposited with a high-quality financial institution. Deposits at this institution may, at times, exceed federally insured limits. Management believes that this financial institution is financially sound and, that minimal credit risk exists with respect to these deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company relies on third-party contract manufacturers for the manufacture of all of its commercial products. The Company also depends on a limited number of single source suppliers to provide some of the components, accessories and materials used in the manufacture and assembly of its commercial products. Any failure on the part of the Company’s manufacturers or suppliers to timely provide products or components to the Company, or any other disruptions in the Company’s supply chain, would have a negative impact on the Company’s financial condition, results of operations and liquidity.

For the years ended December 31, 2024 and 2023, there were no customers that represented 10% or more of the Company's revenue.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less, when purchased, to be cash and cash equivalents. As of December 31, 2024 and 2023, cash and cash equivalents includes $106.5 million and $129.1 million of U.S. treasury securities that are classified as held-to-maturity and recorded at amortized cost in the financial statements, respectively. As of December 31, 2024 and 2023, the remainder of cash and cash equivalents consists of checking and savings deposits, as well as money market funds, recorded at cost, which approximates fair value. The Company’s cash balances exceed those that are federally insured. To date, the Company has not recognized any losses as a result of uninsured balances.

Accounts Receivable and Provision for Credit Losses

Accounts receivable are stated at invoiced amounts, net of estimated allowance for credit losses. The Company’s provision for credit losses methodology for accounts receivables is developed using its historical collection experience, current and anticipated future macroeconomic conditions, and a review of the current aging status and financial condition of its customers. The Company uses its reasonable judgment, based on the available information, and records a provision against amounts due to reduce the receivable to the amount that is expected to be collected. These specific provisions are reevaluated and adjusted as additional information is received that impacts the amount reserved. To date, the Company has not experienced material credit-related losses. The allowance for credit losses was $0.7 million and $1.2 million as of December 31, 2024 and 2023, respectively.

Inventory, net

Inventory represents raw materials and finished goods purchased from third-party suppliers and manufacturers. Inventory is valued at the lower of cost or net realizable value. Cost is determined using actual costs on a first-in, first-out basis for all inventory. Net realizable value is determined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. As of December 31, 2024, the Company’s inventory balance consisted of finished goods of $5.6 million and raw materials of $1.0 million. As of December 31, 2023, the Company’s inventory consisted of finished goods of $7.3 million and raw materials of $1.0 million.

The Company regularly reviews inventory quantities in consideration of its actual inventory loss experiences, projected future demand for its products, and remaining shelf life to record a provision for excess and obsolete inventory when appropriate. The Company’s policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of the lower of cost or expected net realizable value, and inventory in excess of expected product demand. The estimate of excess quantities requires the Company to exercise judgment and is primarily dependent on the Company’s estimates of future demand for the particular product. As of December 31, 2024 and 2023, the Company has reserves for excess and obsolete inventory of $0.3 million and $0.5 million.

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

Construction-in-process assets consist primarily of tools and equipment used to manufacture the Company’s products that have not yet been placed in service. These assets are stated at cost and are not initially depreciated. Once the assets are placed into service, assets are reclassified to the appropriate asset class based on their nature, and are depreciated in accordance with their respective useful lives as indicated above.

Impairment of Long-Lived Assets

The Company assesses long-lived assets, including property and equipment, whenever events or changes in business circumstances indicate that the carrying amount of such assets may not be fully recoverable. If indicators of impairment exist, an impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition are less than their carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of the long-lived assets exceeds their fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. The Company did not record any impairment of long-lived assets for the years ended December 31, 2024 and 2023.

Leases

Contractual arrangements that meet the definition of a lease are classified as operating or finance leases and are recorded on the consolidated balance sheets as both a right-of-use asset (“ROU asset”) and lease liability, calculated by discounting fixed lease payments over the lease term at the Company’s incremental borrowing rate (“IBR”). Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company currently does not have any finance leases.

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

The Company does not recognize lease ROU assets or lease liabilities for short-term leases, if any, having initial terms of 12 months or less at lease commencement as an accounting policy election. The Company recognizes rent expense on a straight-line basis over the lease term for these short-term leases.

Common Stock Warrants

The common stock warrants issued by the Company pursuant to the Hercules Loan Agreement (as defined in Note 5. Debt) are classified in equity, as they meet all the criteria for equity classification. The fair value of the common stock warrants was calculated using the Black-Scholes option pricing method and are recorded at fair value upon issuance in additional paid-in capital in the consolidated balance sheets. These common stock warrants are not remeasured after the issuance date.

The Company’s unissued common stock warrants under the Hercules Loan Agreement are classified as liabilities in the consolidated balance sheets. These common stock warrants are remeasured at each reporting date using the BackSolve Method, with the gain or loss recorded in the Company’s consolidated statements of operations and comprehensive loss.

See Note 5. Debt and Note 7. Stockholders' Equity, for additional information regarding the common stock warrants.

Revenue Recognition

The Company applies the following five steps to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its arrangements:

•
Identify the contract with a customer,
•
Identify the performance obligations in the contract,
•
Determine the transaction price,
•
Allocate the transaction price to performance obligations in the contract, and
•
Recognize revenue as the performance obligations are satisfied.

Revenue recognized during the years ended December 31, 2024 and 2023 relates entirely to the sale of the Company’s products within the Surgical Glaucoma and Dry Eye segments. These sales are primarily to hospitals, medical centers, and eyecare professionals ("ECPs") throughout the United States. Sales are generally made through sales representatives and distributors.

The Company’s revenue arrangements consist of a single performance obligation. Revenue is recognized at the point in time when control of the promised goods transfer to the Company’s customers. Revenue is measured at the amount of consideration expected to be received in exchange for the transfer of goods. The amount of revenue that is recognized is based on the transaction price, which represents the invoiced amounts and includes estimates of variable consideration, such as discounts, where applicable. The Company does not offer right of return, except in the case where items are defective as manufactured, and the Company does not typically provide customers with a right to a refund. The amount of variable consideration included in the transaction price may be constrained and is included only to the extent it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Payment terms, typically 30 days, are offered to customers and do not include a significant financing component. The Company extends credit to customers based upon their financial condition and credit history and generally require no collateral. The Company does not have any contract balances related to product sales.

Shipping and handling costs incurred for the delivery of goods to customers are included in cost of goods sold. In cases where the Company bills shipping and handling costs to customers, the Company classifies those amounts in net revenue. As a practical expedient, the Company recognizes the incremental costs of obtaining contracts, such as sales commissions, as an expense when incurred since the amortization period of the asset the Company otherwise would have recognized is one year or less. Sales commissions are recorded within selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Cost of Goods Sold

The Company purchases products, components, accessories, and materials from third-party suppliers and manufacturers. Cost of goods sold consists primarily of costs related to materials, manufacturing overhead costs, reserves for excess, and obsolete and non-sellable inventories. Cost of goods sold also includes depreciation expense for production equipment and certain direct costs, such as shipping and handling costs.

Research and Development

The Company expenses research and development costs as incurred. Research and development expenses consist primarily of product development, clinical studies to develop and support the Company’s products, regulatory expenses, medical affairs, and other costs associated with products and technologies that are in development. Research and development expenses include employee compensation (including stock-based compensation), supplies, consulting, prototyping, testing, materials, travel expenses, depreciation, and an allocation of facility overhead expenses.

Selling, General and Administrative

Selling, general and administrative expenses include compensation (including stock-based compensation) and employee benefits for executive management, commercial, finance, and human resources personnel; facility costs (including rent); bad debt costs; professional service fees; and other general overhead costs, including depreciation.

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expenses for fiscal years 2024 and 2023 were $1.4 million and $2.1 million, respectively, included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Stock-Based Compensation

The Company's equity incentive plan permits the grant of stock-based awards, such as stock options and restricted stock units ("RSUs"), to employees, directors and consultants. The Company’s employee stock purchase plan (“ESPP”) allows employees to purchase stock from the Company at a discount. The Company measures and records the expense related to stock-based payment awards based on the fair value of those awards as determined on the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, which is generally equal to the vesting period and uses the straight- line method to recognize stock-based compensation, and accounts for forfeitures as they occur.

The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for stock options and awards granted pursuant to the ESPP. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, which determine the fair value of share-based awards, including the stock option’s expected term, expected volatility of the underlying stock, risk-free interest rate and expected dividend yield.

The fair value of RSU awards is determined based on the number of units granted and the closing price of the Company's common stock as of the grant date.

Investment Income

The Company’s investment income consists primarily of interest and amortization on held-to-maturity investments in treasury securities. All treasury securities are purchased with maturities of less than 90 days and recorded at amortized costs in the financial statements.

Currency Remeasurement

Foreign currency transaction gains and losses are recorded in other income (expense), net in the Company’s consolidated statements of operations and comprehensive loss. Such amounts have not been material for all periods presented.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Management assesses the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all off a deferred tax asset will not be realized. Due to the Company's historical operating performance and the recorded cumulative net losses in prior fiscal periods, the net deferred tax assets have been fully offset by a valuation allowance.

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

Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Basic and diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period without consideration of potentially dilutive securities. The Company’s potentially dilutive shares, which consist of outstanding common stock options and RSUs, were excluded in the computation of diluted net loss per share for the period as the result would have been anti-dilutive due to the Company's net loss position in each period.

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

Recent Accounting Pronouncements

Accounting Standards Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 with no material impact on the Company's consolidated financial statements.

Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the impact of adopting this ASU on its financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures. The ASU requires additional disclosure in the notes the financial statements of specified information about certain expenses such as purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation and other expenses which are presented in the face of the income statement within continuing operations. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact this new standard will have on the related disclosures in the consolidated financial statements.

As of December 31, 2024, there are no additional ASUs issued and not yet adopted that are expected to have a material impact on the Company's financial statements and related disclosures.

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

The Company's cash and cash equivalents included Level 1 investments in U.S. treasury securities and money market funds. The Company had money market funds of $6.4 million and $5.4 million as of December 31, 2024 and 2023, respectively. In addition, the Company had investments in U.S. treasury securities of $106.5 and $129.1 million as of December 31, 2024 and 2023, respectively. These U.S. treasury securities are classified as held-to-maturity and all have been purchased with original maturities of 90 days or less. Held-to-maturity debt securities are recorded at amortized cost in the financial statements.

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. Treasury Securities	$106,535	$37	$—	$106,572

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. Treasury Securities	$129,113	$28	$—	$129,141

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of December 31, 2024 and 2023, total debt of $39.4 million and $33.9 million is reported at amortized cost, respectively. This outstanding debt is classified as Level 2 as it is not actively traded. The amortized cost of the outstanding debt approximates the fair value.

The Company measures the fair value of the unissued common stock warrants to be issued pursuant to the Hercules Loan Agreement using the Black-Scholes option pricing method. These are classified as Level 3 liabilities, with an overall value of less than $0.1 million as of December 31, 2024. The unissued warrants are remeasured at each reporting date following execution of the Hercules Loan Agreement.

The financial statements as of December 31, 2024 and 2023, do not include any assets or liabilities that are measured at fair value on a nonrecurring basis.

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	As of December 31,
	2024	2023
Tools and equipment	$1,991	$2,010
Computer equipment and software	37	37
Furniture and fixtures	402	323
Leasehold improvements	38	38
Construction in process	1,218	859
	3,686	3,267
Less: Accumulated depreciation	(2,106)	(1,627)
Property and equipment, net	$1,580	$1,640

Depreciation expense was $0.5 million and $0.6 million for the years ended December 31, 2024 and 2023 respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	As of December 31,
	2024	2023
Accrued expenses	$2,113	$1,639
Current portion of lease liabilities	533	573
Short term interest payable	344	375
Other accrued liabilities	1,107	1,187
Total accrued and other current liabilities	$4,097	$3,774

Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	As of December 31,
	2024	2023
Noncurrent portion of lease liabilities	$473	$914
Other noncurrent liabilities	19	38
Long term interest payable	—	1,524
Total other noncurrent liabilities	$492	$2,476

Note 5. Debt

Hercules Capital Loan Agreement

In January 2024, the Company entered into the Hercules Loan Agreement, which provides for a maximum $65.0 million credit facility. An initial tranche of $35.0 million (the “Initial Loan”) was funded under the credit agreement on January 22, 2024 (the “Closing Date”). On December 10, 2024, we consummated the Tranche 1(b) Drawdown (together with the Initial Loan, the "Tranche I Commitment"). In addition to the Initial Loan and Tranche 1(b) Drawdown, the Hercules Loan Agreement provides additional tranches available to the Company (the “Tranche Loans,” and together with the Initial Loan, the “Term Loans). Tranche 2 consists of $10.0 million available to draw upon through September 15, 2025, contingent upon the achievement of certain performance milestones. The Company does not currently anticipate achieving these milestones prior to the deadline of June 30, 2025 performance deadline. Tranche 3 consists of $15.0 million available for us to draw through the interest only period in increments of $5.0 million, subject to the sole approval of Hercules' investment committee.

On December 10, 2024, the Company consummated the drawdown of the $5.0 million Tranche 1(b) Term Loan Advance (the “Tranche Loan”) under the Hercules Loan Agreement. Upon consummation of the Tranche Loan, the aggregate principal amount of borrowings under the Loan Agreement was $40.0 million.

The Hercules Loan Agreement provides for a maturity date of July 1, 2028, with an interest only period running for the first 30 months of the agreement term, extendable for an additional six months for a total of 36 months upon the achievement of certain milestones. The Term Loans accrue interest at a floating annual rate equal to the greater of 10.35% or the Wall Street Journal prime rate plus 2.35%, with the interest rate under the Term Loans equal to 10.35% at December 31, 2024. The final payment fee is set at 5.95% of the funded balance, which is recognized as a debt discount and is being accreted into the amortization of debt issuance costs using the effective interest rate method over the term of the loan.

In conjunction with the funding of the Initial Loan, the Company issued warrants to the Lenders to purchase up to an aggregate of 135,686 shares of its common stock at an exercise price of $5.159 per share, which were recorded and classified as equity. On December 10, 2024, upon the funding of the Tranche 1(b) Drawdown, the Company issued additional warrants to the Lenders to purchase 26,095 shares of its common stock at an exercise price of $3.83. Each warrant is exercisable for a period of seven years from the date of issuance. If the additional Term Loans are funded, the Company will be obligated to issue to the Lenders additional warrants to purchase common stock in an amount equal to 2.0% of the funded balance of each tranche, divided by the exercise price on the date the Company draws funds from such tranche. The exercise price will be calculated using the five-day volume-weighted average stock price as of such date. See Note 7, Stockholders' Equity, for additional information regarding these common stock warrants.

The obligations under the Hercules Loan Agreement are guaranteed by the Company and its future subsidiaries, subject to exceptions for certain foreign subsidiaries. The obligations under the agreement are secured by substantially all of the Company's assets, including its material intellectual property. Additionally, the Company is subject to customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. The Company is also subject to certain minimum cash and revenue covenants under the Hercules Loan Agreement. The Company was in compliance with all covenants as of December 31, 2024.

MidCap Loan Agreement

The Company previously entered into credit and security agreements with certain entities affiliated with MidCap Financial Services (such entities collectively, “MidCap”), which provided for a $35.0 million senior secured term loan (the “MidCap Term Loan”). In January 2024, the Company terminated the Amended and Restated Credit and Security Agreement (Term Loan) (the “MidCap Term Loan Agreement”) evidencing the MidCap Term Loan and paid off in full the secured obligations thereunder in connection with its entry into the Hercules Loan Agreement. The Company recorded a loss on debt extinguishment of $2.0 million during the year ended December 31, 2024.

The commitment obligations under the MidCap Term Loan Agreement were guaranteed by the Company’s current and future subsidiaries, subject to exceptions for certain foreign subsidiaries, and secured by substantially all assets of the Company, including material intellectual property. The MidCap Term Loan Agreement had a maturity date of November 1, 2025. In addition, the MidCap Term Loan Agreement provided for a stated floating interest rate that was equal to the reserve-adjusted Secured Overnight Finance Rate, plus 7.00%, and a provision for a final payment fee of 6.0% of the $35.0 million MidCap Term Loan balance, which was recorded as a long-term interest payable as of December 31, 2023.

Maturities Schedule

Long-term and short-term debt, as of December 31, 2024 and 2023 was as follows (in thousands):

	As of December 31,
	2024	2023
Term loan	$40,000	$35,000
Total principal payments due	40,000	35,000
Less: debt discount related to warrant liability and issuance costs	(644)	(1,073)
Total amounts outstanding	39,356	33,927
Less: Current portion, net of discount	—	(2,219)
Long-term debt	$39,356	$31,708

The repayment schedule relating to the principal amount of the Hercules Term Loan as of December 31, 2024, is as follows (in thousands):

Amount
2025	—
2026	9,198
2027	19,941
2028	10,861
Thereafter	—
Total repayments	$40,000

Note 6. Commitments and Contingencies

Operating Lease Obligations

The Company has various operating leases, which include facility leases and equipment leases. Operating leases are recorded on the consolidated balance sheets as both a right-of-use asset ("ROU asset") and lease liability. which are recognized based on the present value of the future minimum lease payments over the lease term. In determining the present value of these lease payments, the Company uses its incremental borrowing rate ("IBR") based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. The Company’s IBR represents the interest rate that the Company would expect to incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis with similar terms and payments, in an economic environment where the leased asset is located. In determining the lease term, the Company includes all renewal options that are reasonably probable to be executed.

The Company leases its corporate headquarters in Menlo Park, California. The lease commenced in August 2021 and was originally for a term of 37 months from the commencement date. In December 2023, the Company entered into an amendment to the lease, extending the lease term an additional 26 months. Upon signing the amendment, the Company recorded an aggregate lease ROU asset and lease liability of $1.2 million. The lease ROU asset and corresponding lease liability were estimated using a weighted-average IBR of 11.40%. Total base rent for the remaining 34 months under the amended lease agreement is approximately $1.5 million.

During the fourth quarter of 2022, the Company entered into a supply agreement with an expected term of approximately 18 months. The supply agreement contained provisions that, when evaluated, indicated an embedded lease was present and the Company recorded an aggregate lease ROU asset and lease liability of $0.7 million, which were estimated using a weighted-average IBR of 10.75%. Total base rent under the agreement is approximately $0.7 million.

The Company recognizes rent expense on a straight-line basis over the noncancelable lease term. The Company’s rent expense was $0.8 million and $1.2 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the weighted average remaining lease term for the Company's leases was 1.8 years.

Operating lease expense and supplemental cash flow information related to operating leases for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Years Ended December 31,
	2024	2023
Operating lease expense	$783	$1,157
Cash paid for operating leases	741	1,158
New operating lease assets obtained in exchange for operating lease liabilities	124	849

Aggregate future minimum lease payments at December 31, 2024 under these noncancelable operating leases were as follows (in thousands):

As of December 31,
2024
2025	618
2026	497
Total future minimum lease payments	$1,115
Less: imputed interest	(109)
Present value of future minimum lease payments	$1,006
Less: current portion of operating lease liability	(533)
Operating lease liabilities - noncurrent	$473

Legal Proceedings

On September 16, 2021, the Company filed suit in the U.S. District Court for the District of Delaware (C.A. No. 1:21-cv-01317) (the “Court”) alleging that Ivantis, Inc. (“Ivantis”) directly and indirectly infringes the Company’s U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 by making, using, selling, and offering for sale the Hydrus® Microstent. The Company’s complaint seeks money damages and injunctive relief. On January 24, 2022, Ivantis asserted counterclaims requesting declaratory judgments that the Company's asserted patents-in-suit are not infringed and/or invalid. On August 1, 2022, the Company filed an amended complaint alleging that Alcon Inc., Alcon Vision, LLC and Alcon Research, LLC (collectively, “Alcon”) infringe the four originally asserted patents by making, using, selling, and offering for sale the Hydrus® Microstent, and that all defendants also infringe U.S. Patent No. 11,389,328. The defendants asserted counterclaims requesting declaratory judgments that the Company’s asserted patents-in-suit are not infringed and/or are invalid. In September 2022, Ivantis and Alcon filed petitions with the U.S. Patent Office seeking inter partes review of U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 (IPR2022-01529, IPR2022-01530, IPR2022-01533, IPR2022-01540), each of which the U.S. Patent Office denied for raising prior art references and invalidity arguments that were cumulative of those previously considered by the U.S. Patent Office. On April 26, 2024, at the conclusion of a five-day jury trial, the Company was awarded a positive jury trial verdict of $34 million, comprised of $5.5 million in lost profits damages and $28.5 million in royalty damages for commercial sales of the Hydrus® Microstent for the period between its commercial launch through trial. The patents at issue were U.S. Patent Nos. 8,287,482, 9,370,443, and 11,389,328. In December 2024, the Court held an in-person hearing to hear the parties’ oral arguments on their post-trial briefings at the conclusion of which, the Court ordered the parties to engage in non-binding mediation. In early March 2025, we and Alcon informed the Court that we had not resolved our dispute through mediation, and asked the Court to decide the parties’ post-trial motions and enter a judgement, which judgement will be subject to appeal. The Company is presently unable to predict the outcome of this lawsuit or to reasonably estimate the potential financial impact of the lawsuit on the Company, if any.

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

Except as described above, as of December 31, 2024 and 2023, the Company was not a party to any legal proceedings, regulatory matters, or other disputes or claims which, if determined adversely, would, individually or taken together, have a material adverse effect on the Company’s business, financial condition, operating results, liquidity, or future prospects.

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director may be subject to any proceeding arising out of acts or omissions of such director in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director liability insurance. This insurance allows the transfer of risk associated with the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2024 and 2023.

Note 7. Stockholders' Equity

Common Stock

The Company’s certificate of incorporation provides for 200,000,000 authorized shares of common stock, par value $0.001 per share, and 10,000,000 authorized shares of preferred stock, par value $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds are legally available, when and if declared by the board of directors. As of December 31, 2024, no dividends have been declared. Each share of common stock is entitled to one vote.

At December 31, 2024 and 2023, the Company had reserved common stock for future issuances as follows:

	December 31,
	2024	2023
Common stock options issued and outstanding	4,464,388	4,980,190
Common stock available for future grant	5,931,302	6,033,176
Restricted stock units outstanding	4,341,818	2,721,361
Shares available for future purchase under ESPP	1,631,076	1,488,227
	16,368,584	15,222,954

Common Stock Warrants

On January 22, 2024, in conjunction with the funding of the Initial Loan under the Hercules Loan Agreement, the Company issued common stock warrants to the Lenders to purchase up to an aggregate of 135,686 shares of our common stock at an exercise price of $5.159 per share. On December 10, 2024, upon the funding of the Tranche I(b) Loan, the Company issued additional warrants to the Lenders to purchase 26,095 shares of its common stock at an exercise price of $3.83. Each warrant is exercisable for up to seven years from the date of issuance. The warrants are classified as equity. During the year ended December 31, 2024, the fair value of the issued warrants recorded was $0.7 million, which was calculated using the Black-Scholes option-pricing model. These warrants were recorded at fair value upon their issuance in additional paid-in capital in the consolidated balance sheet. The issued warrants are not remeasured after the issuance date.

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

The unissued warrants do not meet the requirements for classification in equity, and are recorded as liabilities in other noncurrent liabilities in the financial statements. The fair value of the unissued common stock warrants was calculated using the Black-Scholes option-pricing method and they were recorded at fair value upon the funding of the Hercules Loan Agreement. The unissued warrants are remeasured at each reporting date after the issuance date. According to the fair value measurement criteria, the unissued warrants are considered Level 3 liabilities, with an overall value of less than $0.1 million as of December 31, 2024.

Note 8. Equity Incentive Plans

2011 Stock Option Plan and 2021 Equity Incentive Plan

In 2011, the Company approved the 2011 Stock Option Plan (the “2011 Plan”) that provided for the granting of stock options to employees and nonemployees of the Company.

In July 2021, the board of directors and stockholders adopted and approved the 2021 Incentive Award Plan, (the “2021 Plan”). Under the 2021 Plan, the Company has the ability to issue incentive stock options ("ISOs"), nonqualified stock options ("NSOs"), stock appreciation rights, dividend equivalent rights, restricted stock awards, and RSUs.

Stock options under the 2021 Plan can typically be granted for periods of up to ten years. For stock options granted to a grantee who, at the time the option is granted, owned stock representing more than 10% of the voting power of all classes of stock of the Company (or any parent or subsidiary of the Company), the term of the stock option may be granted for periods of up to five years. The ISOs and NSOs will be granted at a price per share not less than the fair value at the date of grant. The exercise price of a stock option granted to a 10% stockholder shall be not less than 110% of the grant date fair value of the shares. Stock options granted to new hires generally vest over a four-year period, with 25% of the shares vesting on the first anniversary of the grant date and the remaining shares vesting in 36 equal monthly installments thereafter; stock options granted as merit awards generally vest in 48 equal monthly installments following the grant date.

RSUs are share awards that entitle the holder to receive shares of common stock upon vesting and settlement of the awards. RSUs granted generally vest over a four-year period with straight-line vesting in equal amounts, either in annual or quarterly installments.

The Company initially reserved 5,200,000 shares of common stock for future issuance under the 2021 Plan. This initial reserve is subject to annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031. These annual increases are equal to the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Board, subject to certain limitations. Pursuant to the evergreen provision, the initial share reserve was increased by 2,456,568 and 2,414,907 shares on January 1, 2024 and 2023, respectively.

At December 31, 2024 and 2023, there were 5,931,302 shares and 6,033,176 shares, respectively, of common stock available for issuance under the 2021 Plan.

The 2011 Plan was superseded by the 2021 Plan at the time of the initial public offering of the Company's common stock, which closed on July 15, 2021, and no further grants have been made under the 2011 Plan from the date the 2021 Plan became effective. The terms under the 2011 Plan are consistent with those described above for the 2021 Plan.

Stock Option Awards

The following table summarizes stock option activity under the 2011 and 2021 Plans:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Average Intrinsic Value (in thousands)
Outstanding, December 31, 2023	4,980,190	$9.00	7.4	$5,924
Grants	7,377	4.43
Forfeited/cancelled	(316,075)	10.87
Exercised	(207,104)	1.22
Outstanding, December 31, 2024	4,464,388	$9.23	6.5	$2,769
Vested and exercisable as of December 31, 2024	3,353,744	$9.45	6.1	$2,116
Vested and expected to vest as of December 31, 2024	4,464,388	$9.23	6.5	$2,769

The weighted-average grant-date fair values of stock options granted during the year ended December 31, 2024 and 2023 was $2.71 per share and $3.78 per share, respectively. The aggregate intrinsic value of stock options exercised was $0.9 million during the year ended December 31, 2024. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock options and the estimated fair value of the common stock on the date of exercise.

During the years ended December 31, 2024 and 2023, the Company recorded stock-based compensation expense of $7.8 million and $8.5 million, respectively, related to stock options. As of December 31, 2024, the unrecognized stock-based compensation of unvested stock options was $5.6 million, which is expected to be recognized over a weighted-average period of 1.2 years.

Determination of Fair Value

The Company estimated the fair value of stock options using the Black-Scholes option-pricing model. The fair value of stock options is recognized on a straight-line basis over the requisite service periods of the awards. The fair value of stock options was estimated using the following weighted-average assumptions:

	Years ended December 31,
	2024	2023
Expected term (in years)	6.13	5.60 – 6.07
Expected volatility	61.67%	60.72% – 61.80%
Risk-free interest rate	4.28%	3.07% – 4.35%
Dividend yield	–	–

Expected Term

The expected term is calculated using the simplified method, which is available if there is insufficient historical data about exercise patterns and post-vesting employment termination behavior. The simplified method is based on the vesting period and the contractual term for each grant or for each vesting tranche for awards with graded vesting. The midpoint of the vesting date and the maximum contractual expiration date is used as the expected term under this method. For awards with multiple vesting tranches, the time from grant until the midpoints for each of the tranches may be averaged to provide an overall expected term.

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

Expected Dividend Rate

The Company has not paid, and does not anticipate paying any dividends in the near future. Accordingly, the Company has estimated the dividend yield to be 0%.

Restricted Stock Units

RSUs are share awards that entitle the holder to receive shares of common stock upon vesting and settlement. RSUs cannot be transferred, and the awards are subject to forfeiture if the holder’s employment terminates prior to the release of the vesting restrictions. RSUs granted generally vest over a four-year period with straight-line vesting in equal amounts (either in annual or quarterly installments), provided the employee remains continuously employed with the Company. The fair value of an RSU is equal to the closing price of the Company’s common stock on the grant date.

The following table summarizes RSU activity under the 2021 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding, December 31, 2023	2,721,361	$7.61
Grants	3,344,312	4.46
Forfeited/cancelled	(477,172)	6.61
Vested	(1,246,683)	6.41
Outstanding, December 31, 2024	4,341,818	$5.57

During the years ended December 31, 2024 and 2023, the Company recorded stock-based compensation of $8.7 million and $5.5 million, respectively, related to RSUs. As of December 31, 2024, the unrecognized stock-based compensation associated with unvested RSUs was $19.2 million, which is expected to be recognized over a weighted-average period of 2.6 years.

Employee Stock Purchase Plan

In July 2021, the board of directors and stockholders adopted and approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP permits participants to purchase shares of common stock at a discount through payroll deductions of up to a specified percentage of their eligible compensation. Shares of common stock are offered during two offering periods annually, each running for six-months, with the first offering period typically beginning in the second quarter, and the second offering period typically beginning in the fourth quarter. The purchase of shares for participants in the ESPP occurs at the conclusion of each offering period.

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

As of December 31, 2024 and 2023, there were 1,631,076 shares and 1,488,227 shares of common stock available for issuance under the ESPP.

For the year ended December 31, 2024, participants in the ESPP purchased 348,464 shares for a total of $0.8 million. As of December 31, 2024, the Company has collected payroll withholdings of $0.1 million in the current offering period for the purchase of shares under the ESPP. For the years ended December 31, 2024 and 2023, the Company recorded stock-based compensation expense associated with the ESPP of $0.6 million and $0.6 million, respectively.

The fair value of shares to be issued under the ESPP was estimated using the Black-Scholes valuation model with the following assumptions for the years ended December 31, 2024 and 2023, respectively:

Years ended December 31,
	2024	2023
Expected term (in years)	0.49 - 0.50	0.48 - 0.50
Expected volatility	72.80% - 197.51%	66.72% - 197.51%
Risk-free interest rate	4.47% - 5.40%	4.62% - 5.40%
Dividend yield	–	–

Stock-Based Compensation

The following is a summary of stock-based compensation expense by function (in thousands):

	Years Ended December 31,
	2024	2023
Cost of goods sold	$314	$289
Research and development	2,157	2,111
Selling, general and administrative	14,606	12,181
Total stock-based compensation expense	$17,077	$14,581

Note 9. Net Loss per Share Attributable to Common Stockholders

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. As the Company reported a net loss for the years ended December 31, 2024 and 2023, basic net loss per share is the same as diluted net loss per share as the inclusion of potentially dilutive shares would have been antidilutive if included in the calculation.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Years Ended December 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(51,507)	$(55,547)
Denominator:
Weighted-average shares of common stock outstanding—basic and diluted	50,134,104	48,628,940
Net loss per share attributable to common stockholders—basic and diluted	$(1.03)	$(1.14)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	December 31,
	2024	2023
Options to purchase common stock	4,464,388	4,980,190
RSUs	4,341,818	2,721,361
Common stock warrants	161,783	—
Total	8,967,989	7,701,551

Note 10. Income Taxes

The Company’s income tax provision for the years ended December 31, 2024 and 2023, consists of the following (in thousands):

Current

	December 31,
	2024	2023
Federal	$—	$—
Foreign	236	110
State	—	—
Provision for income taxes	$236	$110

The Company's components of income/(loss) before the provision for income taxes includes domestic loss of $51.3 million and $55.7 million for the years ended December 31, 2024 and 2023, respectively. Foreign income for the years ended December 31, 2024 and 2023 was $0.1 million and $0.2 million, respectively.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between carrying value of assets and liabilities for financial reporting purposes and the tax basis of these assets and liabilities as measured by income tax law. The income tax effect of temporary differences that give rise to deferred tax assets and (liabilities) consist of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$69,105	$60,753
Deferred compensation	8,669	5,547
Capitalized research and development expenses	6,085	4,566
Research and development credits	3,361	2,357
Operating lease liability	263	388
Provision for bad debt	180	310
Fixed assets	168	137
Disallowed interest expense carryover	—	830
Other	79	148
Gross deferred tax assets	87,910	75,036
Less: Valuation allowance	(87,666)	(74,655)
Deferred tax assets, net of valuation allowance	244	381
Operating lease right-of-use assets	(244)	(381)
Deferred tax liabilities:	(244)	(381)
Net deferred tax assets	$—	$—

Internal Revenue Code (IRC) Section 382 limits the use of federal net operating losses and income tax credit carryforwards in certain situations where changes occur in stock ownership of a company. If the Company should have an ownership change of more than 50% of the value of the Company’s capital stock, utilization of the carryforwards could be restricted.

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows (in thousands):

	December 31,
	2024	2023
Tax at statutory federal rate	21%	21%
State tax, net of federal benefit	5%	5%
Research and development credit	3%	2%
Compensation	(5)%	(2)%
Change in valuation allowance	(22)%	(25)%
Other	(2)%	(1)%
Effective tax rate	—	—

A valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. As of each reporting date, the Company's management considers all evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. As of December 31, 2024, a full valuation allowance for deferred tax assets was recorded as management believes it is not more likely than not that all of the deferred tax assets will be realized. At December 31, 2024 and 2023, the Company has a net operating loss carryforward for federal income tax purposes of approximately $269.2 million and $235.5 million, respectively. At December 31, 2024 and 2023, the Company has a net operating loss carryforward for state income tax purposes of approximately $245.0 million and $201.6 million, respectively. Of the Company's federal net operating loss carryovers, $14.8 million was generated before January 1, 2018 and is subject to a 20-year carryforward period. The remaining $254.4 million can be carried forward indefinitely but is subject to an 80% taxable income limitation. The pre-2018 federal and certain state net operating losses will begin to expire in 2031 and 2032, respectively, if not utilized.

As of December 31, 2024 and 2023, the Company has federal research and development income tax credit carryforwards of approximately $2.8 million and $1.9 million, respectively. As of December 31, 2024 and 2023, the Company has state research and development income tax credit carryforwards of approximately $2.3 million and $1.7 million, respectively. The Federal income tax credits begin to expire in 2033. The California research and development credits can be carried forward indefinitely. The total amount of uncertain tax positions ("UTP") on research and development tax credits is $1.3 million and

$0.9 million as of December 31, 2024 and 2023, respectively. The Company does not expect any significant change to the UTP balances in the next 12 months.

As of December 31, 2024 and 2023, the Company has business interest expense carryforwards of $0.0 million and $0.8 million, respectively. Business interest expense can be carried forward indefinitely.

The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

	December 31,
	2024	2023
Unrecognized tax benefits at the beginning of the year	$903	$741
Additions based on tax positions related to the current year	376	162
Additions for tax positions of prior years	—	—
Unrecognized tax benefits at the end of the year	$1,279	$903

The Company does not have any material uncertain tax positions as of December 31, 2024 and does not expect any significant change to such balances in the next twelve months.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. Due to the history of net operating losses, the Company’s federal and state tax returns remain open to examination by the tax authorities.

Note 11. Segment Information

The Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), manages the business through two operating segments, consistent with how the Company’s Chief Executive Officer: (i) assesses operating performance on a regular basis, (ii) makes resource allocation decisions, and (iii) designates responsibilities of his direct reports. The Company’s operating segments, which also qualify as reportable segments include: (i) Surgical Glaucoma and (ii) Dry Eye. These segments are generally determined based on the decision-making structure and the grouping of similar products and services.

The Company’s CODM uses segment gross profit to assess the operating performance and make resource allocation decisions for each of its segments. Segment gross profit represents revenue reduced by cost of goods sold within each of the operating and reportable segments. The CODM reviews a monthly executive reporting package based on consolidated results of the Company when making decisions about allocating resources and assessing performance. The CODM evaluates actual segment performance to budget and forecast, including monthly sales performance, when allocating capital and personnel.

The Company does not have any intercompany transactions between segments that require elimination. The CODM does not review operating expenses separately for its segments, as the Company does not allocate operating expenses, with many operating costs shared between the segments, and therefore, this is not considered when allocating resources and assessing performance. The Company evaluated the monthly executive reporting package and did not identify any significant or other expenses for disclosure that are not already presented.

In reviewing and assessing segment performance and managing operations, management does not review segment assets. Substantially all of the Company’s revenue is generated from sales in the United States.

The following table summarizes select operating results information for each reportable segment (dollars in thousands):

	Years Ended December 31,
	2024	2023
Revenue
Surgical Glaucoma	$75,902	$74,310
Dry Eye	3,964	6,746
Total	79,866	81,056
Cost of goods sold
Surgical Glaucoma	9,448	8,830
Dry Eye	2,133	3,051
Total	11,581	11,881
Gross profit
Surgical Glaucoma	66,454	65,480
Dry Eye	1,831	3,695
Total	68,285	69,175
Operating expense	(118,817)	(126,449)
Investment income	5,917	7,289
Interest expense	(4,662)	(5,408)
Loss on debt extinguishment	(1,962)	—
Other expense, net	(32)	(44)
Loss before income tax	$(51,271)	$(55,437)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our principal executive officer and our principal financial and accounting officer, evaluated our disclosure controls and procedures. The term 'disclosure controls and procedures,' as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer, and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In making this assessment, our management used the criteria set forth in Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as COSO). Based on this assessment as of the end of the period covered by this Annual Report on Form 10-K, our management concluded that our internal control over financial reporting was effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by SEC rules for emerging growth companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rule 13a-15(d) of the Exchange Act during the fiscal year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Certifications

The certifications of our principal executive officer and principal financial and accounting officer required by Rule 13a-14(a) of the Exchange Act are filed as Exhibit 31.1 and Exhibit 31.2, and furnished as Exhibit 32.1 and Exhibit 32.2, respectively, to this Annual Report on Form 10-K. The disclosure in this Item 9A should be read in conjunction with such certifications for a more complete understanding of our disclosure controls and procedures and internal control over financial reporting.

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

During the three months ended December 31, 2024, none of our directors or officers adopted, terminated, or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Paul Badawi, 50, is a co-founder of our Company and has served as our Chief Executive Officer and a member of our Board since the Company was founded in 2011. Prior to launching Sight Sciences, Mr. Badawi led the U.S. healthcare venture capital practice for 3i Group, a global private equity firm. Mr. Badawi holds an M.B.A. from the University of California, Los Angeles and a B.S. in Biological Sciences from the University of Chicago.

David Badawi, M.D., 55, is a co-founder of our Company and has served as our Chief Technology Officer and a member of our Board since the Company was founded in 2011. Since 2012, Dr. Badawi has also served as the president and a practicing ophthalmologist at Central Eye Care Ltd, an ophthalmology practice. Dr. Badawi holds an M.D. from Georgetown University and a B.S. in Microbiology from the University of Maryland.

Alison Bauerlein, 43, has served as our Chief Financial Officer and Treasurer since April 2023. Ms. Bauerlein co-founded Inogen, Inc. (“Inogen”) (Nasdaq: INGN), a publicly traded medical technology company, in 2001, and previously served as Inogen’s Executive Advisor from December 2021 to April 2022, Chief Financial Officer, from 2009 until December 2021, Executive Vice President of Finance from March 2014 until December 2021, Corporate Secretary from 2002 until July 2021, and Corporate Treasurer from 2002 until December 2021. Ms. Bauerlein also serves as a member of the board of directors of Koya Medical, Inc. and Balance Ophthalmics, Inc, two private medical device companies. Ms. Bauerlein previously served as a member of the board of Pear Therapeutics, Inc., a software-based digital therapeutics company, from December 2021 to May 2024, and served as a member of the board of directors of Gelesis Holdings, Inc, a biotherapeutics company, from January 2022 until October 2023 and as a member of the board of directors of Equinox Ophthalmic, Inc. from June 2020 until March 2023. Ms. Bauerlein received a B.A. in economics/mathematics with high honors from the University of California, Santa Barbara.

Matthew Link, 50, has served as our Chief Commercial Officer since September 2023. Mr. Link also serves as Managing Partner at Orion Healthcare Advisors, LLC (“Orion”), a consulting services provider from 2021 to present. Before Orion, Mr. Link served in increasing leadership positions at NuVasive Inc. (“NuVasive”), a global leader in surgical implants and enabling technology for spine surgery and orthopedics, from 2006 to 2021. Mr. Link joined NuVasive as an Area Business Manager and rose to the level of President where his responsibilities included oversight of global business units in spine, neurophysiology and orthopedics. Prior to NuVasive, Mr. Link held commercial leadership roles at Depuy Orthopedics and Depuy Spine. He currently serves as a member of the board of directors of and a member of the compensation committee and nominating committee of Fibrobiologics (Nasdaq: FBLG), and as a member of the board of directors of Springbok Analytics, Intravu, Cavalier Futures, and DinamicOR. He also serves on the board of directors of the Coulter Translational Research Endowment at the University of Virginia. Mr. Link received a BSEd in Physical Education and Sports Medicine from the University of Virginia.

Jeremy Hayden, 55, has served as our Chief Legal Officer since April 2020. Prior to joining us, Mr. Hayden served as General Counsel of Endologix, Inc. from August 2017 to April 2020. Prior to that, Mr. Hayden served as General Counsel and Vice President, Business Development at Cytori Therapeutics, Inc. from July 2015 to August 2017, and from May 2012 to July 2015 he served as Assistant General Counsel at Volcano Corporation, a publicly traded medical device company that was acquired by Royal Phillips in 2015. Mr. Hayden holds a J.D. from the University of Michigan Law School and an A.B. in Politics from Princeton University.

Brenton Taylor, 43, has served as our Executive Vice President of Operations since November 2024. Prior to joining us, he worked at NEXT Energy Technologies, a photovoltaic technology company, between January 2022 and November 2024, where he served in roles of increasing responsibility as Executive Vice President of Engineering from January 2022 to January 2023, as Chief Operating Officer from January 2023 to July 2023 and as Chief Executive Officer from July 2023 to November 2024. Prior to NEXT Energy Technologies, Mr. Taylor served as Executive Vice President of Engineering of Inogen, Inc., a respiratory products company, of which he was a co-founder, from 2001 to 2022. Mr. Taylor has over 20 years of experience in medical technology operations, including product engineering and manufacturing. Mr. Taylor received a B.S. in Microbiology with high honors from the University of California, Santa Barbara.

Manohar Raheja, 66, has served as our Executive Vice President of Research & Development since November 2024. From May 2023 to November 2024, Dr. Raheja served as an advisor, working with emerging ophthalmic companies and not-for-profit entrepreneurial institutions. Prior to that, Dr. Raheja served as the Global Head, Surgical Vision R&D at Johnson & Johnson Vision from 2009 to April 2023. Prior roles include Chief Technology Officer for CIBA Vision (a Novartis Company), President and Chief Operating Officer of Hill Top Research, Inc., a private equity-funded clinical research organization, and Vice President, Research Development & Engineering at Bausch & Lomb. Dr. Raheja has more than 35 years of experience in ophthalmology medical device innovation, overseeing global ophthalmic R&D organizations responsible for bringing over 70 ophthalmic innovations to market. Dr. Raheja holds a Ph.D. from the University of Massachusetts and an Executive M.B.A. from Boston University.

Staffan Encrantz, 73, has served as a member of our Board since 2017. Mr. Encrantz is the President of Allegro Investment Inc., the investment manager of Allegro Investment Fund, L.P., a role in which he has served since 1997. He has actively led investments in and operation of a variety of companies for over 30 years and has led the growth and development of both early-stage companies and established businesses in a wide variety of fields. Mr. Encrantz holds a law degree (summa cum laude) from Uppsala University, Sweden.

Brenda Becker, 65, has served as a member of our Board since March 2022. Since 2007, Ms. Becker has served as Senior Vice President, Global Government Affairs of Boston Scientific. Prior to joining Boston Scientific, Ms. Becker served in the George W. Bush administration under former Vice President Dick Cheney as Assistant to the Vice President for Legislative Affairs. In that capacity, she advised the Vice President and senior White House staff on legislative strategy from 2004 to 2007. In addition, from 2001 to 2004, Ms. Becker served as the Assistant Secretary for Legislative and Intergovernmental Affairs at the U.S. Department of Commerce where she provided counsel to the Secretary of Commerce and other senior commerce officials. Ms. Becker holds a B.A. in Political Science and Public Administration from Michigan State University and an M.B.A. from Central Michigan University.

Tamara Fountain, M.D., 62, has served as a member of our Board since July 2022. Dr. Fountain served as the 2021 President of the American Academy of Ophthalmology and rejoined leadership as Secretary for Global Relations in January 2025. Dr. Fountain was named to the board of directors of the American Board of Ophthalmology in January 2022, where she serves on the finance and credentialing committees. She has also served as a member of the board of directors and a member of the audit committee of RxSight (Nasdaq: RXST) since January 2022. She has been on faculty at Rush University Medical Center in Chicago since May 1998, where she is professor of ophthalmology and section chair emeritus of ophthalmic plastic and reconstructive surgery. She has maintained a private practice, Ophthalmology Partners, Ltd., on Chicago’s North Shore since December 2000. Dr. Fountain was chair for Alumni Fund Giving at Harvard Medical School from January 2016 to June 2019 and served as President of the American Society of Ophthalmic Plastic and Reconstructive Surgery in 2018 and as a member of the board of directors from January 2016 to January 2020. She served 15 years on the board of directors of Ophthalmic Mutual Insurance Company (“OMIC”). At the end of her term, Dr. Fountain was elected OMIC’s first woman chair of its board of directors and chair of its audit committee, serving January 2014 to December 2015. Dr. Fountain was President of the Illinois Society of Eye Physicians and Surgeons from January 2002 to December 2005. Dr. Fountain received her B.A. in Human Biology from Stanford University, her M.D. from Harvard Medical School, and in 1992, completed her residency in ophthalmology at Johns Hopkins Hospital’s Wilmer Eye Institute.

Erica Rogers, 61, has served as a member of our Board since November 2019. From October 2012 to November 2023, Ms. Rogers served as President and Chief Executive Officer and a member of the board of Silk Road Medical (Nasdaq: SILK), a publicly traded medical device company. She is also a director of HistoSonics, a privately held medical device company, Medicines360, a global women’s health company, and Axena Health, Inc., a privately held women’s health device company, and serves as an advisor to Venture Investors. Ms. Rogers also served as a member of the board of directors and member of the compensation committee and audit committee of Lucira Health, Inc., a publicly traded diagnostics company acquired by Pfizer Inc. in 2023, from August 2020 to September 2022. Ms. Rogers holds a B.S. in Zoology from San Diego State University.

Donald Zurbay, 57, has served as a member of our Board since July 2020. Since October 2022, Mr. Zurbay has served as President and Chief Executive Officer of Patterson Companies, Inc. (Nasdaq: PDCO), a publicly traded global medical device company. From June 2018 to October 2022, Mr. Zurbay served as the Chief Financial Officer of Patterson Companies. From March 2004 to February 2017, Mr. Zurbay held various leadership positions at St. Jude Medical, Inc., where he most recently served as Vice President and Chief Financial Officer from August 2012 to January 2017. Mr. Zurbay currently serves as a member of the board and member of the audit committee and compensation committee of Silk Road Medical (NASDAQ: SILK) and served as a member of the board and member of the audit committee of Avedro, Inc., a publicly traded medical technology company acquired by Glaukos Corporation in 2019, from July 2017 to November 2019. Mr. Zurbay holds a B.S. in Business Accounting from the University of Minnesota.

Catherine Mazzacco, 60, has served as a member of our Board since June 2023. Ms. Mazzacco was Chief Executive Officer and President of LEO Pharma, a privately owned global pharmaceutical company, and a member of its board of directors, from August 2019 to November 2021. Prior to this role, Ms. Mazzacco was Senior Vice President, Global Commercial Operations, Life Sciences Division at GE HealthCare Technologies, Inc. (Nasdaq: GEHC), a leading publicly traded global medical technology company, from February 2018 to May 2019. Before joining GE HealthCare, Ms. Mazzacco spent over 25 years at Abbott Laboratories (NYSE: ABT), a multinational publicly traded healthcare company, where she held several global senior operational and strategic leadership roles, including, most recently, Vice President, Global Commercial Operations, Abbott Vision Division, from 2011 to 2017. Ms. Mazzacco has served as a member of the board of directors and a member of the nominating and governance committee of Krystal Biotech, Inc. (Nasdaq: KRYS), a publicly traded gene therapy biotechnology company, since March 2023. Ms. Mazzacco has served as a member of the supervisory board and remuneration and nomination committee of Servier SAS, a privately owned global pharmaceutical company, since February 2022. Ms. Mazzacco holds a Bachelor of Science in Engineering, Option Biotechnology from the University of Compiègne in France.

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

Insider Trading Policy

We have adopted an Insider Trading Compliance Policy, which applies to all of our directors, officers and employees and any entities they control. The Insider Trading Compliance Policy is filed as an exhibit to this Annual Report on Form 10-K.

The remaining information required by this item will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders ("the 2025 Proxy Statement"), to be filed with the SEC no later than 120 days after December 31, 2024, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

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

(3)
Exhibits: Exhibit Index has been submitted as a separate section of this Annual Report on Form 10-K.
(b)
Exhibits:

Exhibit Index has been submitted as a separate section of this Annual Report on Form 10-K.

(c)
Not applicable

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation of Sight Sciences, Inc.	8-K	001-40587	3.1	07/19/2021
3.2	Amended and Restated Bylaws of Sight Sciences, Inc.	8-K	001-40587	3.2	07/19/2021
4.1	Third Amended and Restated Investors' Rights Agreement, dated November 23, 2020, as amended	S-1/A	333-257320	4.1	07/08/2021
4.2	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-257320	4.2	07/08/2021
4.3	Description of Capital Stock	10-K	001-40587	4.3	3/13/2024
4.4	Form of Warrant	8-K	001-40587	4.1	1/23/2024
10.1#	Sight Sciences, Inc. 2011 Stock Incentive Plan, as amended, and U.K. sub-plan and forms of agreements thereunder	S-1	333-257320	10.1	6/23/2021
10.2#	Sight Sciences, Inc. 2021 Incentive Award Plan and forms of option agreements thereunder	S-1/A	333-257320	10.2	07/08/2021
10.3#	Sight Sciences, Inc. 2021 Incentive Award Plan Sub-Plan for UK Employees and forms of Agreements thereunder	10-Q	001-40587	10.1	05/10/2022
10.4#	Sight Sciences, Inc. Non-Employee Director Compensation Program					*
10.5#	Sight Sciences, Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-257320	10.4	07/08/2021
10.6#	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-257320	10.5	07/08/2021
10.7#	Employment Agreement between Sight Sciences, Inc. and Paul Badawi, dated July 7, 2021	S-1/A	333-257320	10.11	07/08/2021
10.8#	Employment Agreement between Sight Sciences, Inc. and David Badawi, M.D., dated July 7, 2021	S-1/A	333-257320	10.14	07/08/2021
10.9#	Employment Agreement between Sight Sciences, Inc. and Jeremy Hayden, dated July 7, 2021	10-K	0001-40587	10.10	3/16/2023
10.10#	Employment Agreement between Sight Sciences, Inc. and Alison Bauerlein, dated April 3, 2023	10-Q	001-40587	10.1	5/8/2023
10.11#	Employment Agreement between Sight Sciences, Inc. and Matthew Link, dated September 11, 2023	10-Q	001-40587	10.2	11/07/2023
10.12#	Employment Agreement between Sight Sciences, Inc. and Brenton Taylor, effective as of November 4, 2024					*
10.13#	Employment Agreement between Sight Sciences, Inc. and Manohar K Raheja, effective as of November 4, 2024					*
10.14	Multi-Tenant Space Lease between Sight Sciences and Deerfield Campbell, LLC, dated February 5, 2021.	S-1	333-257320	10.7	06/23/2021
10.15	First Amendment to Multi-Tenant Space Lease between Sight Sciences and Deerfield Campbell, LLC, dated December 15, 2023	10-K	001-40587	10.14	3/13/2024
10.16	Supply Agreement between Sight Sciences, Inc. and Peter's Technology (Suzhou CO., LTD., dated January 14, 2021	S-1	333-257320	10.10	06/23/2021
10.17+	Amendment #1 to Supply Agreement between Sight Sciences, Inc. and Peter's Technology (Suzhou) CO. LTD., dated January 28, 2022	10-K	001-40587	10.15	03/24/2022

10.18+	Amendment #2 to Supply Agreement between Sight Sciences, Inc. and Peter's Technology (Suzhou) CO. LTD., dated July 19, 2022	10-Q	001-40587	10.1	11/10/2022
10.19+	Loan and Security Agreement, by and among Sight Sciences, Inc., and certain affiliates of Hercules Capital Inc., and Hercules Capital Inc., dated January 22, 2024	8-K	001-40587	10.1	1/23/2024
19.1	Sight Sciences, Inc. Insider Trading Compliance Policy					*
21.1	Subsidiaries of Sight Sciences, Inc.	10-K	001-40587	21.1	3/13/2024
23.1	Consent of Deloitte & Touche LLP					*
24.1	Power of Attorney					*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act					*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act					*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 , as adopted pursuant to Section 906 of the Sarbanes-Oxley Act					**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 , as adopted pursuant to Section 906 of the Sarbanes-Oxley Act					**
97.1	Sight Sciences, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	001-40587	97.1	03/13/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

# Indicates a management contract or compensatory plan or arrangement.

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

SIGHT SCIENCES, INC.

Date: March 7, 2025	By:	/s/ Alison Bauerlein
Alison Bauerlein
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Paul Badawi	President, Chief Executive Officer and Director	March 7, 2025
Paul Badawi	(Principal Executive Officer)

/s/ Alison Bauerlein	Chief Financial Officer (Principal Financial	March 7, 2025
Alison Bauerlein	and Accounting Officer)

/s/ Staffan Encrantz	Chairperson of the Board of Directors	March 7, 2025
Staffan Encrantz

/s/ David Badawi	Chief Technology Officer and Director	March 7, 2025
David Badawi, M.D.

/s/ Tamara Fountain	Director	March 7, 2025
Tamara Fountain, M.D.

/s/ Brenda Becker	Director	March 7, 2025
Brenda Becker

/s/ Erica Rogers	Director	March 7, 2025
Erica Rogers

/s/ Catherine Mazzacco	Director	March 7, 2025
Catherine Mazzacco

/s/ Donald Zurbay	Director	March 7, 2025
Donald Zurbay