Form 10-Q
period 2025-03-31
Sight Sciences, Inc.
filed 2025-05-08
CIK 1531177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of the close of business on May 2, 2025, the registrant had 51,702,088 shares of Common Stock, par value $0.001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Sight Sciences,” “we,” “us” and “our” refer to Sight Sciences, Inc.

This Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2025 (this "Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•
our ability to obtain and maintain sufficient reimbursement for our products, including our ability to successfully protect reimbursement for our Surgical Glaucoma products and establish sufficient reimbursement for our Dry Eye products;
•
our ability to manage and grow our business by maintaining and expanding our sales to existing customers or introducing our products to new customers;
•
estimates of our total addressable market, future revenue, expenses, margins, capital requirements, and our needs for additional financing;
•
our ability to compete effectively with existing competitors and new market entrants;
•
our ability to maintain compliance with, and retain favorable payment terms under our current secured credit facility;
•
our ability to scale our infrastructure to achieve our business objectives;
•
geopolitical tensions, including with respect to trade policies, government regulations and tariffs, and the related impacts on the cost of our products and gross margins;
•
our evaluation of additional manufacturing locations, and the related costs and impacts on our business;
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
•
our expectation regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act (the "JOBS Act") or a smaller reporting company under applicable Securities and Exchange Commission ("SEC") rules; and
•
our ability to maintain proper and effective internal controls.

Actual events or results may differ from those expressed in or implied by forward-looking statements. As such, you should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, prospects, strategy, and financial needs. The outcomes of the events described in these forward-looking statements are subject to risks, uncertainties, assumptions, and other factors described in the section titled “Risk Factors” in our Annual Report on

Form 10-K for the year ended December 31, 2024 filed with the SEC on March 8, 2025 (our "Annual Report"), and elsewhere in this Quarterly Report. Moreover, we operate in a highly competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SIGHT SCIENCES, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$108,768	$120,357
Accounts receivable, net of allowance for credit losses of $629 and $1,186 at March 31, 2025 and December 31, 2024, respectively	9,424	10,786
Inventory, net	5,805	6,325
Prepaid expenses and other current assets	2,909	2,306
Total current assets	126,906	139,774
Property and equipment, net	1,485	1,580
Operating lease right-of-use assets	817	935
Other noncurrent assets	472	550
Total assets	$129,680	$142,839
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,765	$1,691
Accrued compensation	5,125	9,680
Accrued and other current liabilities	4,232	4,097
Total current liabilities	12,122	15,468

Long-term debt, net	39,583	39,356
Other noncurrent liabilities	347	492
Total liabilities	52,052	55,316
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 51,376,751 and 50,937,999 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	51	51
Additional paid-in-capital	438,028	433,769
Accumulated deficit	(360,451)	(346,297)
Total stockholders’ equity	77,628	87,523
Total liabilities and stockholders’ equity	$129,680	$142,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue	$17,508	$19,265
Cost of goods sold	2,414	2,793
Gross profit	15,094	16,472
Operating expenses:
Research and development	4,430	4,636
Selling, general and administrative	24,523	26,559
Total operating expenses	28,953	31,195
Loss from operations	(13,859)	(14,723)
Investment income	1,148	1,648
Interest expense	(1,263)	(1,204)
Loss on debt extinguishment	—	(1,962)
Other expense, net	(139)	(8)
Loss before income taxes	(14,113)	(16,249)
Provision for income taxes	41	17
Net loss and comprehensive loss	$(14,154)	$(16,266)
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.33)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	51,290,665	49,486,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	50,937,999	$51	$433,769	$(346,297)	$87,523
Issuance of common stock upon exercise of stock options	35,168	—	63	—	63
Issuance of common stock upon vesting of restricted stock units	403,584	—	—	—	—
Withholding taxes on net share settlement of restricted stock units	—	—	(47)	—	(47)
Stock-based compensation expense	—	—	4,243	—	4,243
Net loss	—	—	—	(14,154)	(14,154)
Balance at March 31, 2025	51,376,751	51	438,028	(360,451)	77,628

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	49,131,363	$49	$414,956	$(294,790)	$120,215
Issuance of common stock upon exercise of stock options	132,958	—	145	—	145
Issuance of common stock upon vesting of restricted stock units	300,879	1	(1)	—	—
Warrant issuance	—	—	609	—	609
Stock-based compensation expense	—	—	4,506	—	4,506
Net loss	—	—	—	(16,266)	(16,266)
Balance at March 31, 2024	49,565,200	50	420,215	(311,056)	109,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(14,154)	$(16,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	149	192
Accretion of debt discount and debt issuance costs	228	94
Stock-based compensation expense	4,243	4,506
Allowance for credit losses	35	36
Provision (benefit) for excess and obsolete inventories	(21)	(25)
Noncash operating lease expense	119	160
Noncash loss on debt extinguishment	—	1,033
Changes in operating assets and liabilities:
Accounts receivable	1,327	(1,390)
Inventory	541	1,003
Prepaid expenses and other current assets	(604)	317
Other noncurrent assets	32	12
Accounts payable	1,073	371
Accrued compensation	(4,554)	(501)
Accrued and other current liabilities	(19)	2,116
Other noncurrent liabilities	—	(1,441)
Net cash used in operating activities	(11,605)	(9,786)
Cash flows from investing activities
Purchases of property and equipment	—	(117)
Net cash used in investing activities	—	(117)
Cash flows from financing activities
Net proceeds from Hercules Loan Agreement	—	34,526
Repayment of Prior Loan Agreement	—	(35,375)
Debt issuance costs	—	(238)
Taxes paid on net share settlement of restricted stock units	(47)	—
Proceeds from exercise of common stock options	63	145
Net cash provided by (used in) financing activities	16	(942)
Net change in cash and cash equivalents	(11,589)	(10,845)
Cash and cash equivalents at beginning of period	120,357	138,129
Cash and cash equivalents at end of period	$108,768	$127,284

Supplemental disclosure of cash flow information
Cash paid for interest	$1,035	$1,054
Supplemental noncash disclosure of investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$178	$—
Common stock warrants issued upon execution of Hercules Loan Agreement	$—	$609

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

Liquidity Considerations

Since inception, the Company has incurred losses and negative cash flows from operations. As of March 31, 2025, the Company had an accumulated deficit of $360.5 million and recorded a net loss of $14.2 million for the three months then ended and expects to incur additional losses in the future.

The Company believes its cash and cash equivalents balance, and other existing sources of liquidity will satisfy its working capital and capital resource requirements for at least 12 months from the date of issuance of its consolidated financial statements. Any failure to generate increased revenue, achieve improved gross margins, or control operating costs could require the Company to raise additional capital through equity or debt financing. Such additional financing may not be available on acceptable terms, or at all. If the Company is unable to improve its financial performance, or to secure additional funding when desired, it may need to delay the development of its products, reduce research and development activities, modify or abandon planned future expenditures, or reduce operating costs. Any of these actions could harm the Company’s business, requiring it to change its business strategy, scale back its operations, or limit its ability to achieve its strategic objectives.

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

The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's financial information contained herein. The condensed consolidated balance sheet as of December 31, 2024 is derived from the Company's consolidated audited financial statements as of that date. These interim condensed consolidated financial statements do not include all disclosures required by US GAAP and should be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes thereto for the fiscal year ended December 31, 2024, which are contained in the Annual Report. The Company's results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expense during the reporting period. The most significant estimates relate to the allowance for credit losses, inventory excess and obsolescence, the selection of useful lives of property and equipment, determination of the fair value of stock option grants, and provisions for income taxes and contingencies. Management evaluates its estimates and assumptions on an ongoing basis using historical experience, an assessment of current and anticipated future macroeconomic conditions, authoritative accounting guidance, and other factors management believes to be reasonable, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the financial statements. To the extent there are differences between these estimates and actual results it could result in a material effect on the Company’s financial condition, results of operations and liquidity.

New Accounting Pronouncements

Accounting Standards Recently Adopted

During the three-month period ended March 31, 2025, there were no significant Accounting Standard Updates ("ASUs") issued that were adopted.

Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the impact of adopting this ASU on its related disclosures in the consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures. The ASU requires additional disclosure in the notes to the consolidated financial statements about certain expenses such as purchases of inventory, employee compensation, depreciation, intangible asset amortization, and other expenses which are presented on the face of the income statement within continuing operations. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact this new standard will have on the related disclosures in the consolidated financial statements.

As of March 31, 2025, there are no additional ASUs issued and not yet adopted that are expected to have a material impact on the Company's financial statements and related disclosures.

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

The Company's cash and cash equivalents included Level 1 investments in U.S. treasury securities and money market funds. The Company had investments in money market funds of $29.4 million and $6.4 million as of March 31, 2025 and December 31, 2024, respectively. In addition, the Company had investments in U.S. treasury securities of $72.7 and $106.5 million as of March 31, 2025 and December 31, 2024, respectively. These U.S. treasury securities are classified as held-to-maturity and all have been purchased with original maturities of 90 days or less. Held-to-maturity debt securities are recorded at amortized cost in the financial statements.

	March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$72,652	$2	$—	$72,654

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$106,535	$37	$—	$106,572

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of March 31, 2025 and December 31, 2024, total debt of $39.6 million and $39.4 million is reported at amortized cost, respectively. This outstanding debt is classified as Level 2 as it is not actively traded. The amortized cost of the outstanding debt approximates the fair value.

The Company measures the fair value of the unissued common stock warrants that may be issued pursuant to the Hercules Loan Agreement (as defined in Note 5, Debt) using the Black-Scholes option pricing method. These warrants are classified as Level 3 liabilities. As of March 31, 2025 and December 31, 2024, respectively the fair value of these warrants was less than $0.1 million. These warrants are remeasured at each reporting date following execution of the Hercules Loan Agreement. See Note 5, Debt, and Note 7, Stockholders' Equity, for additional information regarding the common stock warrants.

The financial statements as of March 31, 2025 and December 31, 2024 do not include any assets or liabilities that are measured at fair value on a nonrecurring basis.

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	As of March 31,	As of December 31,
	2025	2024
Tools and equipment	$1,982	$1,991
Computer equipment and software	37	37
Furniture and fixtures	402	402
Leasehold improvements	38	38
Construction in process	1,226	1,218
	3,685	3,686
Less: Accumulated depreciation	(2,200)	(2,106)
Property and equipment, net	$1,485	$1,580

Depreciation expense was $0.1 million for both the three months ended March 31, 2025 and 2024, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	As of March 31,	As of December 31,
	2025	2024
Accrued expenses	$2,369	$2,113
Current portion of lease liabilities	552	533
Short-term interest payable	357	344
Other accrued liabilities	954	1,107
Total accrued and other current liabilities	$4,232	$4,097

Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	As of March 31,	As of December 31,
	2025	2024
Noncurrent portion of lease liabilities	$328	$473
Other noncurrent liabilities	19	19
Total other noncurrent liabilities	$347	$492

Note 5. Debt

Hercules Capital Loan Agreement

In January 2024, the Company entered into a Loan and Security Agreement (the "Hercules Loan Agreement") with Hercules Capital, Inc ("Hercules") and certain of its affiliates (collectively with Hercules, the "Lenders"), which provides for a maximum $65.0 million credit facility. An initial tranche of $35.0 million (the “Initial Loan”) was funded under the Hercules Loan Agreement on January 22, 2024, which was used to discharge the Company's indebtedness under its prior secured credit facility (the "Prior Loan Agreement") with its prior lenders (the "Prior Lenders"). On December 10, 2024, the Company consummated the drawdown of the $5.0 million Tranche I(b) Term Loan Advance (the "Tranche I(b) Loan") under the Hercules Loan Agreement. Upon consummation of the Tranche I(b) Loan, the aggregate principal amount of borrowings under the Hercules Loan Agreement was $40.0 million.

In addition to the Initial Loan and the Tranche 1(b) Loan, the Hercules Loan Agreement provides additional tranches available to the Company (the “Tranche Loans,” and together with the Initial Loan and the Tranche I(b) Loan, the “Term Loans"). Tranche 2 consists of $10.0 million available to draw through September 15, 2025, contingent upon the achievement of certain performance milestones prior to June 30, 2025. The Company does not currently anticipate achieving these milestones prior to the performance deadline. Tranche 3 consists of $15.0 million available to draw through the interest only period in increments of $5.0 million, subject to the sole approval of Hercules' investment committee.

The Hercules Loan Agreement provides for a maturity date of July 1, 2028, with an interest only period running for the first 30 months of the agreement term, extendable for an additional six months for a total of 36 months upon the achievement of certain milestones. The Term Loans accrue interest at a floating annual rate equal to the greater of 10.35% or the Wall Street Journal prime rate plus 2.35%, with the interest rate equal to 10.35% at March 31, 2025. The final payment fee is set at 5.95% of the funded balance, which is recognized as a debt discount and is being accreted into the amortization of debt issuance costs using the effective interest rate method over the term of the loan.

In conjunction with the funding of the Initial Loan, the Company issued warrants to the Lenders to purchase up to an aggregate of 135,686 shares of its common stock at an exercise price of $5.159 per share, which were recorded and classified as equity. On December 10, 2024, upon the funding of the Tranche I(b) Loan, the Company issued additional warrants to the Lenders to purchase 26,095 shares of its common stock at an exercise price of $3.83 per share. Each warrant is exercisable for a period of seven years from the date of issuance. If the additional Term Loans are funded, the Company will be obligated to issue to the Lenders additional warrants to purchase common stock in an amount equal to 2.0% of the funded balance of each tranche loan under the Hercules Loan Agreement, divided by the exercise price on the date the Company draws funds under such tranche loan. The exercise price will be calculated using the five-day volume-weighted average stock price as of such date. See Note 7, Stockholders' Equity, for additional information regarding these common stock warrants.

The obligations under the Hercules Loan Agreement are guaranteed by the Company and its future subsidiaries, subject to exceptions for certain foreign subsidiaries. The obligations under the agreement are secured by substantially all of the Company's assets, including its material intellectual property. Additionally, the Company is subject to customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. The Company is also subject to certain minimum cash and revenue covenants under the Hercules Loan Agreement. The Company was in compliance with all covenants as of March 31, 2025.

While any Term Loans remain outstanding under the Hercules Loan Agreement, the Company is required to use commercially reasonable efforts to grant to the Lenders the option to invest up to $3.0 million in the Company’s next round of equity financing, if any, that is broadly marketed to multiple investors on the same terms, conditions and pricing offered to investors in such subsequent equity financing.

Maturities Schedule

Long-term and short-term debt as of March 31, 2025 and December 31, 2024, respectively, was as follows (in thousands):

	As of March 31,	As of December 31,
	2025	2024
Term Loan	$40,000	$40,000
Total principal payments due	40,000	40,000
Less: unamortized discount and debt issuance costs	(417)	(644)
Total amounts outstanding	39,583	39,356
Less: current portion	—	—
Long-term debt, net	$39,583	$39,356

The repayment schedule relating to the Term Loans as of March 31, 2025, is as follows (in thousands):

Amount
2025 (remainder)	$—
2026	7,634
2027	19,765
2028	12,601
Total principal payments	$40,000
Final fee due at maturity	2,380
Total repayments	$42,380

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

The Company leases its corporate headquarters in Menlo Park, California. The lease commenced in August 2021 and was originally for a term of 37 months from the commencement date. In December 2023, the Company entered into an amendment to the lease, extending the lease term an additional 26 months. Upon signing the amendment, the Company recorded an aggregate lease ROU asset and lease liability of $1.2 million. The lease ROU asset and corresponding lease liability were estimated using a weighted-average IBR of 11.40%. Total base rent for the amended 34 months under the amended lease agreement is approximately $1.5 million.

The Company recognizes rent expense on a straight-line basis over the noncancelable lease term. The Company’s rent expense was $0.1 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the weighted average remaining lease term for the leases was 2.0 years.

Operating lease expense and supplemental cash flow information related to operating leases for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease expense	$146	$195
Cash paid for operating leases	154	210

Aggregate future minimum lease payments as of March 31, 2025, under these noncancelable operating leases were as follows (in thousands):

As of March 31,
2025
2025 (remainder)	$464
2026	497
Total future minimum lease payments	$961
Less: imputed interest	(81)
Present value of future minimum lease payments	$880
Less: current portion of operating lease liability	(552)
Noncurrent portion of lease liabilities	$328

Legal Proceedings

On September 16, 2021, the Company filed suit in the U.S. District Court for the District of Delaware (C.A. No. 1:21-cv-01317) (the “Court”) alleging that Ivantis, Inc. (“Ivantis”) directly and indirectly infringes the Company’s U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 by making, using, selling, and offering for sale the Hydrus® Microstent. The Company’s complaint seeks money damages and injunctive relief. On January 24, 2022, Ivantis asserted counterclaims requesting declaratory judgments that the Company's asserted patents-in-suit are not infringed and/or invalid. On August 1, 2022, the Company filed an amended complaint alleging that Alcon Inc., Alcon Vision, LLC and Alcon Research, LLC (collectively, “Alcon”) infringe the four originally asserted patents by making, using, selling, and offering for sale the Hydrus® Microstent, and that all defendants also infringe U.S. Patent No. 11,389,328. The defendants asserted counterclaims requesting declaratory judgments that the Company’s asserted patents-in-suit are not infringed and/or are invalid. In September 2022, Ivantis and Alcon filed petitions with the U.S. Patent Office seeking inter partes review of U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 (IPR2022-01529, IPR2022-01530, IPR2022-01533, IPR2022-01540), each of which the U.S. Patent Office denied for raising prior art references and invalidity arguments that were cumulative of those previously considered by the U.S. Patent Office. On April 26, 2024, at the conclusion of a five-day jury trial, the Company was awarded a positive jury trial verdict of $34 million, comprised of $5.5 million in lost profits damages and $28.5 million in royalty damages for commercial sales of the Hydrus® Microstent for the period between its commercial launch through trial. The patents at issue were U.S. Patent Nos. 8,287,482, 9,370,443, and 11,389,328. In December 2024, the Court heard oral arguments on the parties’ post-trial briefings at the conclusion of which, the Court ordered the parties to engage in non-binding mediation. In March 2025, the Company and Alcon informed the Court that the dispute had not been resolved through mediation and asked the Court to rule on the parties’ post-trial motions and enter a judgement. The judgement has not yet been entered and will be subject to appeal. The Company is presently unable to predict the outcome of this lawsuit or to reasonably estimate the potential financial impact of the lawsuit on the Company, if any.

In addition to the foregoing, from time to time, the Company is subject to legal claims, regulatory matters and contingencies in the ordinary course of business. Accruals for these matters are reflected in the financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of these matters. Liabilities for estimated losses are accrued if the potential losses from any legal proceedings, regulatory matters or contingencies are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount of loss can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to legal claims, regulatory matters and contingencies, and may revise its previous estimates, which could materially affect the Company’s results of operations in a given period.

Except as described above, as of March 31, 2025 and December 31, 2024, the Company was not a party to any legal proceedings, regulatory matters, or other disputes or claims which, if determined adversely, would, individually or taken together, have a material adverse effect on the Company’s business, financial condition, operating results, liquidity, or future prospects.

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director or officer may be subject to any proceeding arising out of acts or omissions of such director or officer in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. This insurance allows the transfer of risk associated with the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of March 31, 2025 and December 31, 2024.

Note 7. Stockholders' Equity

Common Stock

The Company’s certificate of incorporation provides for 200,000,000 authorized shares of common stock, par value $0.001 per share, and 10,000,000 authorized shares of preferred stock, par value $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds are legally available, when and if declared by the board of directors. As of March 31, 2025, no dividends have been declared. Each share of common stock is entitled to one vote.

At March 31, 2025 and December 31, 2024, the Company had reserved common stock for future issuances as follows:

	March 31,	December 31,
	2025	2024
Common stock available for future grants	6,486,400	5,931,302
Common stock options issued and outstanding	4,228,597	4,464,388
Restricted stock units outstanding	6,130,658	4,341,818
Shares available for future purchase under employee stock purchase plan	2,140,455	1,631,076
Total	18,986,110	16,368,584

Common Stock Warrants

On January 22, 2024, in conjunction with the funding of the Initial Loan under the Hercules Loan Agreement, the Company issued common stock warrants to the Lenders to purchase up to an aggregate of 135,686 shares of its common stock at an exercise price of $5.159 per share. On December 10, 2024, upon the funding of the Tranche I(b) Loan, the Company issued additional warrants to the Lenders to purchase 26,095 shares of its common stock at an exercise price of $3.83 per share. Each warrant is exercisable for up to seven years from the date of issuance. The warrants are classified as equity. During the year ended December 31, 2024, the fair value of the issued warrants recorded was $0.7 million, which was calculated using the Black-Scholes option-pricing model. These warrants were recorded at fair value upon their issuance in additional paid-in capital in the consolidated balance sheets. These warrants are not remeasured after their respective issuance dates.

If the additional Term Loans are funded, the Company will be obligated to issue to the Lenders additional warrants to purchase common stock in an amount equal to 2.0% of the funded balance of each tranche loan, divided by the exercise price on the date the Company draws funds under such tranche loan, which is referred to as the issuance date. The exercise price will be calculated using the five-day volume-weighted average stock price as of the issuance date.

The unissued warrants do not meet the requirements for classification as equity, and are recorded as liabilities in other noncurrent liabilities in the consolidated financial statements. The fair value of the unissued warrants was initially recorded upon the funding of the Hercules Loan Agreement. As of March 31, 2025 and December 31, 2024, respectively, the fair value of the unissued warrants recorded was less than $0.1 million calculated using the Black-Scholes option-pricing model. The unissued warrants are remeasured at each reporting date after the funding of the Initial Loan.

Note 8. Equity Incentive Plans

2011 Stock Option Plan and 2021 Incentive Award Plan

In 2011, the Company approved the 2011 Stock Option Plan (the “2011 Plan”) that provided for the grant of stock options to employees and nonemployees of the Company.

In July 2021, the board of directors and stockholders adopted and approved the 2021 Incentive Award Plan, (the “2021 Plan”). Under the 2021 Plan, the Company has the ability to issue incentive stock options ("ISOs"), nonqualified stock options ("NSOs"), stock appreciation rights, dividend equivalent rights, restricted stock awards, and restricted stock units ("RSUs").

Stock options under the 2021 Plan can typically be granted for periods of up to ten years. For stock options granted to a grantee who, at the time the option is granted, owned stock representing more than 10% of the voting power of all classes of stock of the Company (or any parent or subsidiary of the Company), the term of the stock option may be granted for periods of up to five years. The ISOs and NSOs will be granted at a price per share not less than the fair value at the date of grant. The exercise price of a stock option granted to a 10% stockholder shall be not less than 110% of the grant date fair value of the shares. Stock options granted to new hires generally vest over a four-year period, with 25% of the shares vesting on the first anniversary of the grant date and the remaining shares vesting in 36 equal monthly installments thereafter. Stock options granted as merit awards generally vest in 48 equal monthly installments following the grant date.

RSUs are share awards that entitle the holder to receive shares of common stock upon vesting and settlement of the awards. RSUs granted generally vest over a four-year period with straight-line vesting in equal amounts, either in annual or quarterly installments.

The Company initially reserved 5,200,000 shares of common stock for future issuance under the 2021 Plan. This initial reserve is subject to annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031. These annual increases are equal to the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Board, subject to certain limitations. Pursuant to the evergreen provision, the initial share reserve was increased by 2,546,899 and 2,456,568 shares on January 1, 2025 and 2024, respectively.

As of March 31, 2025 and December 31, 2024, there were 6,486,400 shares and 5,931,302 shares, respectively, of common stock available for issuance under the 2021 Plan.

The 2011 Plan was superseded by the 2021 Plan at the time of the initial public offering of the Company's common stock, which closed on July 15, 2021, and no further grants have been made under the 2011 Plan from the date the 2021 Plan became effective.

Stock Option Awards

The following table summarizes stock option activity under the 2021 Plan during the periods presented:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Average Intrinsic Value (in thousands)
Balances as of December 31, 2024	4,464,388	$9.23	6.5	$2,769
Grants	—	-
Forfeited/cancelled	(200,623)	13.63
Exercised/released	(35,168)	1.78
Balances as of March 31, 2025	4,228,597	$9.08	6.4	$1,016
Vested and exercisable as of March 31, 2025	3,346,187	$9.39	6.0	$888
Vested and expected to vest as of March 31, 2025	4,228,597	$9.08	6.4	$1,016

During the three months ended March 31, 2025 and 2024, the Company recorded stock-based compensation expense of $1.6 million and $1.9 million related to stock option awards, respectively. The weighted-average grant-date fair values of stock options granted during the three months ended March 31, 2024 was $2.71. The Company did not grant any stock options during the three months ended March 31, 2025.

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2025 was less than $0.1 million. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock options and the estimated fair value of the common stock on the date of exercise. As of March 31, 2025, the unrecognized stock-based compensation expense relating to unvested stock options was $3.9 million, which is expected to be recognized over a weighted-average period of approximately 1.1 years.

Determination of Fair Value

The Company estimated the grant date fair value of stock options using the Black-Scholes option-pricing model, which requires the use of highly subjective and complex valuation assumptions to determine the fair value of stock-based awards, including the option’s expected term, the expected volatility of the underlying stock, the risk-free interest rate, and the expected dividend yield. For purposes of the Black-Scholes valuation model, the Company used the simplified method for determining the expected term of the granted stock options since the Company does not have adequate historical data to utilize in calculating the expected term. The grant date fair value of stock options granted was calculated using the following weighted average assumptions:

	Three Months Ended March 31,
	2025	2024
Expected term (in years)	N/A	6.13
Expected volatility	N/A	61.67%
Risk-free interest rate	N/A	4.28%
Dividend yield	N/A	–

Restricted Stock Units

The following table summarizes RSU activity under the 2021 Plan during the periods presented:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding, December 31, 2024	4,341,818	$5.57
Grants	2,346,751	2.79
Forfeited/cancelled	(154,327)	5.41
Vested	(403,584)	8.92
Outstanding, March 31, 2025	6,130,658	$4.27

During the three months ended March 31, 2025 and 2024, the Company recorded stock-based compensation expense of $2.5 million and $2.3 million related to the RSUs, respectively. As of March 31, 2025, the unrecognized stock-based compensation expense relating to RSUs was $22.5 million, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

Employee Stock Purchase Plan

In July 2021, the board of directors and stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP permits participants to purchase shares of common stock at a discount through payroll deductions of up to a specified percentage of their eligible compensation. Shares of common stock are offered during two offering periods annually, each running for six months, with the first offering period typically beginning in the second quarter, and the second offering period typically beginning in the fourth quarter. The purchase of shares for participants in the ESPP occurs at the conclusion of each offering period.

The Company initially reserved 850,000 shares of common stock for future issuance under the ESPP. This initial reserve is subject to annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031. These annual increases shall be equal to the lesser of (i) 1% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Board, subject to certain limitations. Pursuant to the evergreen provision, the initial share reserve was increased by 509,379 and 491,313 shares on January 1, 2025 and 2024, respectively.

As of March 31, 2025 and December 31, 2024, there were 2,140,455 and 1,631,076 shares of common stock available for issuance under the ESPP, respectively.

During the three months ended, March 31, 2025, there were no purchases made under the ESPP. As of March 31, 2025, the Company has collected payroll withholdings of $0.4 million in the current offering period for the purchase of shares under the ESPP. The Company recorded stock-based compensation expense of $0.1 million related to the ESPP for the three months ended March 31, 2025 and 2024.

The grant date fair value of shares issuable under the ESPP was calculated using the Black-Scholes valuation model using the following assumptions:

	Three Months Ended March 31,
	2025	2024
Expected term (in years)	0.49	0.49
Expected volatility	72.80%	197.51%
Risk-free interest rate	4.47%	5.40%
Dividend yield	–	–

Stock-Based Compensation

The following is a summary of stock-based compensation expense by function (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of goods sold	$115	$106
Research and development	785	605
Selling, general and administrative	3,343	3,795
Total stock-based compensation expense	$4,243	$4,506

Note 9. Net Loss per Share Attributable to Common Stockholders

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. As the Company reported a net loss for the three months ended March 31, 2025 and 2024, basic net loss per share is the same as diluted net loss per share as the inclusion of potentially dilutive shares would have been antidilutive if included in the calculation.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(14,154)	$(16,266)
Denominator:
Weighted-average shares of common stock outstanding—basic and diluted	51,290,665	49,486,263
Net loss per share attributable to common stockholders—basic and diluted	$(0.28)	$(0.33)

The following potentially dilutive issued and outstanding securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive as a result of the net loss position:

	March 31,
	2025	2024
Stock option awards	4,228,597	4,737,879
Restricted stock units	6,130,658	5,079,498
Common stock warrants	161,781	135,686
Total	10,521,036	9,953,063

Note 10. Segment Information

The Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), manages the business through two operating segments, consistent with how the CODM: (i) assesses operating performance on a regular basis, (ii) makes resource allocation decisions, and (iii) designates responsibilities of his direct reports. The Company’s operating segments, which also qualify as reportable segments include: (i) Surgical Glaucoma and (ii) Dry Eye. These segments are generally determined based on the decision-making structure and the grouping of similar products and services.

The CODM uses segment gross profit to assess the operating performance and make resource allocation decisions for each of its segments. Segment gross profit represents revenue reduced by cost of goods sold within each of the operating and reportable segments. The CODM reviews a monthly executive reporting package based on consolidated results of the Company when making decisions about allocating resources and assessing performance. The CODM evaluates actual segment performance to budget and forecast, including monthly sales performance, when allocating capital and personnel.

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

The following table summarizes select operating results information for each reportable segment (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue
Surgical Glaucoma	$17,114	$18,257
Dry Eye	394	1,008
Total revenue	17,508	19,265
Cost of goods sold
Surgical Glaucoma	2,298	2,209
Dry Eye	116	584
Total cost of goods sold	2,414	2,793
Gross profit
Surgical Glaucoma	14,816	16,048
Dry Eye	278	424
Total gross profit	15,094	16,472
Operating expenses	(28,953)	(31,195)
Investment income	1,148	1,648
Interest expense	(1,263)	(1,204)
Loss on debt extinguishment	—	(1,962)
Other expense, net	(139)	(8)
Loss before income taxes	$(14,113)	$(16,249)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included in Part I, Item 1, “Financial Statements,” within this Quarterly Report and our audited consolidated financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data,” in our Annual Report. Certain statements included in this discussion and analysis constitute “forward-looking statements” that are subject to considerable risks and uncertainties. Please see the information under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report.

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

We sell OMNI and SION to facilities where ophthalmic surgeons perform outpatient procedures, such as ambulatory surgery centers ("ASCs") and hospital outpatient departments ("HOPDs"), which are typically reimbursed by Medicare or private payors for procedures using our products. We are focused on educating surgeons on the clinical benefits of earlier interventions with the comprehensive OMNI procedure, engagement efforts with accounts in light of reimbursement clarity, enhanced competitive counter selling, investments in targeted commercial resources, pseudophakic standalone market development, and the new product launch of an expansion of the OMNI family called OMNI Edge.

We sell TearCare to ECPs. Currently, there is no meaningful reimbursement coverage by Medicare or private payors for DED procedures, including TearCare, and patients typically pay out-of-pocket for TearCare, although some payors may agree to provide case-based coverage outside of a formal policy. We are continuing our controlled commercial launch and are focused on our comprehensive, clinical data-driven, long-term market development plan that aims to improve awareness and patient access to TearCare. In the fourth quarter of 2024, we instituted a price increase for our TearCare products to reflect the clinical value of our technology as part of our strategy to establish broader coverage with commercial payors and Medicare. This increase materially reduced customer demand for

TearCare in the fourth quarter of 2024 and the first quarter of 2025, and we believe it will continue to impact demand in the future until broader reimbursement coverage can be established.

We have dedicated meaningful resources to execute our commercial strategy, while also seeking to reduce operating expenses and improve cost efficiencies to better align our operating structure for long-term, profitable growth. The overall success of our approach to eyecare to date is evidenced by over 300,000 estimated uses of Surgical Glaucoma products and their predicates in over 2,100 hospitals and ASCs in the U.S. and Europe, and over 65,000 estimated uses of TearCare in over 1,500 eyecare facilities in the U.S. through March 31, 2025.

We do not have, and do not currently intend to develop, any internal manufacturing capabilities or infrastructure, and rely on a limited number of third-party manufacturers, many of which are single source suppliers, for the components, accessories and materials that are utilized in the assembly of our products. We believe the manufacturing capacity provided by our suppliers will be adequate to meet our current and anticipated manufacturing needs across all of our product lines. We plan to continue to utilize third party contract manufacturers for our products and any related components.

Revenue in our Surgical Glaucoma segment for the three-months ended March 31, 2025 and 2024 was $17.1 million and $18.3 million, respectively, with gross margins for the same periods of 86.6% and 87.9%, respectively. Revenue in our Dry Eye segment for the three-months ended March 31, 2025 and 2024 was $0.4 million and $1.0 million, respectively, with gross margins for the same periods of 70.6% and 42.1%, respectively. For the three-months ended March 31, 2025, we generated approximately 93% of our revenue from customers in the U.S.

Our Surgical Glaucoma revenue was down for the three months ended March 31, 2025 compared to the same period in 2024 due to a number of factors, including reimbursement changes and increased competition from other MIGS devices. We expect to continue to experience near-term revenue challenges arising out of the restrictions on the performance of multiple MIGS procedures in combination with cataract surgery for Medicare patients in the jurisdictions administered by the five Medicare Administrative Contractors (“MACS”) that issued the local coverage determinations (“LCDs”) containing such restrictions, which restrictions became effective in the fourth quarter of 2024. We believe that these restrictions have led to a decrease in the number of overall MIGS devices used in procedures that are being performed, including procedures utilizing our OMNI technology. In addition, we expect our Surgical Glaucoma gross margins will be adversely impacted in 2025 by the tariffs imposed by the U.S. on China, since most of our OMNI and SION products are produced and assembled by a Taiwan-based manufacturer in China. However, there was no tariff impact for the three months ended March 31, 2025 due to our usage of inventory purchased prior to the implementation of these tariffs.

Our Dry Eye revenue was down for the three months ended March 31, 2025 compared to the same period in 2024 due to lower demand in the Dry Eye segment due to our increase in TearCare pricing which took effect on October 1, 2024, as part of our strategy to achieve reimbursed market access although there is no guarantee as to the timing of reimbursement decisions or the amount of reimbursement. Given the earlier stage of TearCare’s commercial development, we expect our Dry Eye segment’s gross margins to be lower than our Surgical Glaucoma segment’s gross margins for the near- and medium-term due to the allocation of fixed labor and overhead costs to the segment's cost of goods sold. In addition, we expect our Dry Eye gross margins will be adversely impacted in 2025 by the tariffs imposed by the U.S. on China, since most of our TearCare SmartLids, are produced and assembled by a Taiwan-based manufacturer in China. However, there was no tariff impact for the three months ended March 31, 2025 due to our usage of inventory purchased prior to the implementation of these tariffs.

We expect Dry Eye gross margin to improve over time as market access expands, although these improvements may be partially offset by the impact of tariffs.

We believe in the importance of continued strategic investment in initiatives that:

•
further demonstrate our products’ clinical effectiveness and safety to potential customers, patients, payors and regulators, including (i) establishing OMNI and SION as standards of care of interventional glaucoma treatment among MIGS-trained surgeons, (ii) developing a standalone market segment with a focus on pseudophakic patients whose IOP is not well-controlled on two or more medications and who are at risk of disease progression, and (iii) increasing customer advocacy and pursuing coverage and equitable reimbursement for TearCare;
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

To date, our primary sources of capital have been private placements of redeemable convertible preferred stock, debt financing agreements, the sale of common stock in our initial public offering (“IPO”), and revenue from the sale of our products. As of March 31, 2025, we had cash and cash equivalents of $108.8 million, an accumulated deficit of $360.5 million and an outstanding term loan balance of $40.0 million (excluding debt discount and amortized debt issuance costs).

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

Components of Our Results of Operations

Revenue

We currently derive the majority of our U.S. revenue from the sale of our OMNI and SION products to ASCs and HOPDs and from the sale of our TearCare products to ECPs. To date, the revenue from our Surgical Glaucoma segment has accounted for over 90% of our total revenue, substantially all of which was generated from sales within the U.S. Our Surgical Glaucoma customers place orders based on their expected procedure volume and reorder as needed, typically on a biweekly, monthly or bimonthly basis. Our TearCare customers typically purchase a TearCare System which consists of one or more TearCare SmartHubs® (“SmartHubs”), multiple single-use TearCare SmartLids® (“SmartLids”) and other accessories. After utilizing their initial inventory, customers can reorder SmartLids as needed. No single customer accounted for 10% or more of our revenue for the three months ended March 31, 2025 and 2024.

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

Cost of Goods Sold

Our components and products are produced by third-party suppliers and manufacturers. Our cost of goods sold consists primarily of amounts paid for our products to third-party manufacturers, and our manufacturing overhead costs, which consist primarily of personnel expenses, including salaries, benefits and stock-based compensation, and reserves for excess, obsolete and non-sellable inventory. Cost of goods sold also includes depreciation expenses for production equipment which we provide to our third-party manufacturers and certain direct costs, such as shipping and handling costs and tariffs on imported products and components.

Gross Profit and Gross Margin

We calculate gross margin as gross profit divided by revenue. Our gross margin has been, and we believe it will continue to be, affected by a variety of factors, including differences in segment gross margins, changes in average selling prices, changes in product reimbursement rates, product sales mix, production and ordering volumes, manufacturing costs, product yields, and headcount. In general, we expect our gross margins to increase over the long term to the extent our production and ordering volumes increase and as we spread the fixed portion of our overhead costs over a larger number of units produced. We intend to use our design, engineering and manufacturing know-how and capabilities to further advance and improve the efficiency of our suppliers’ manufacturing processes, which we believe will reduce costs and increase our gross margins. However, we expect our gross margins will be adversely impacted by the tariffs imposed by the U.S. on China for as long as the tariffs are in effect, since most of our OMNI and SION products, as well as our TearCare SmartLids, are produced and assembled by a Taiwan-based manufacturer in China. Our gross margins could fluctuate from quarter to quarter due to a number of factors, including variations in product mix, changes in product reimbursement rates, transitions to new suppliers, introduction of new products by us or our competitors, adoption of new manufacturing processes and technologies, and responses to evolving macroeconomic and geopolitical conditions, including the adoption of new or increased tariffs by the United States and China.

Research and Development Expenses

Research and development ("R&D") expenses consist primarily of costs associated with engineering, product development, clinical studies to develop and support our products, including clinical trial design, clinical trial site initiation and study costs, internal and external costs associated with our regulatory compliance and quality assurance functions, medical affairs, cost of products used for clinical trials and other costs associated with products and technologies that are in development. These expenses also include personnel expenses, including salaries, benefits and stock-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses, depreciation expenses for equipment and an allocation of information technology ("IT") and facility overhead expenses. Our R&D expenses as a percentage of revenue may vary over time depending on the level and timing of new product development efforts, as well as clinical development, clinical trial and other related activities. We expect our R&D expenses to increase for the next several years as we continue to invest in our active clinical trial programs, develop new products, and improve our existing products.

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

Our SG&A expenses as a percentage of revenue may vary over time depending on the level and timing of commercial expansion efforts. We expect our SG&A expenses to increase for the next several years as we continue to invest in our commercial team and market access initiatives and launch new products.

Investment Income

Investment income primarily consists of interest and amortization on held-to-maturity investments in U.S. treasury securities and money market funds.

Interest Expense

Interest expense consists primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the accretion of debt discount and amortization of debt issuance costs associated with the Term Loans.

Loss on Debt Extinguishment

The loss on debt extinguishment is associated with the termination and settlement of the Prior Loan Agreement.

Other Expense, Net

Other expense, net primarily consists of income and expenses that do not originate from our primary business.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024 (dollars in thousands)

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(unaudited)
Revenue
Surgical Glaucoma	$17,114	$18,257	$(1,143)	(6.3)%
Percentage of total revenue	97.7%	94.8%
Dry Eye	394	1,008	(614)	(60.9)
Percentage of total revenue	2.3%	5.2%
Total revenue	17,508	19,265	(1,757)	(9.1)
Cost of goods sold
Surgical Glaucoma	2,298	2,209	89	4.0
Dry Eye	116	584	(468)	(80.1)
Total cost of goods sold	2,414	2,793	(379)	(13.6)
Gross profit
Surgical Glaucoma	14,816	16,048	(1,232)	(7.7)
Dry Eye	278	424	(146)	(34.4)
Total gross profit	15,094	16,472	(1,378)	(8.4)
Gross margin
Surgical Glaucoma	86.6%	87.9%
Dry Eye	70.6%	42.1%
Total gross margin	86.2%	85.5%
Operating expenses
Research and development	4,430	4,636	(206)	(4.4)
Selling, general and administrative	24,523	26,559	(2,036)	(7.7)
Total operating expenses	28,953	31,195	(2,242)	(7.2)
Loss from operations	(13,859)	(14,723)	864	5.9
Investment income	1,148	1,648	(500)	(30.3)
Interest expense	(1,263)	(1,204)	(59)	(4.9)
Loss on debt extinguishment	—	(1,962)	1,962	n.m.
Other expense, net	(139)	(8)	(131)	(1,637.5)

Loss before income taxes	(14,113)	(16,249)	2,136	13.1
Provision for income taxes	41	17	24	141.2
Net loss and comprehensive loss	$(14,154)	$(16,266)	$2,112	13.0%

Revenue. Our Surgical Glaucoma revenue for the three months ended March 31, 2025 was $17.1 million, a decrease of $1.1 million, or 6.3%, from the prior year comparable period. The overall decrease in Surgical Glaucoma revenue was primarily attributable to a decrease in the number of OMNI units sold in the three months ended March 31, 2025. This decrease was primarily driven by a decrease in unit utilization per ordering facility, primarily due to the restrictions on the performance of multiple MIGS procedures in combination with cataract surgery for Medicare patients in the jurisdictions administered by the five MACS that issued the LCDs containing such restrictions, which restrictions became effective in the fourth quarter of 2024. Our Dry Eye revenue decreased 60.9% in the three months ended March 31, 2025 compared to the prior year comparable period primarily due to fewer new customers added in the period, which led to lower SmartHub revenue, and decreased SmartLids purchased after our price increase that went into effect on October 1, 2024. The primary reason that fewer new customers were added and fewer products were sold was due to our focus on the next phase of our commercial strategy for the Dry Eye segment, which involves achieving reimbursed market access for our TearCare products instead of adding customers through a cash-pay models.

Cost of Goods Sold. Cost of goods sold was $2.4 million during the three months ended March 31, 2025, a decrease of $0.4 million from $2.8 million in the prior year comparable period. Our Surgical Glaucoma cost of goods sold increased $0.1 million as compared to the prior year comparable period. The increase was primarily driven by product sales mix and higher overhead costs per unit. Our Dry Eye cost of goods sold decreased $0.5 million in the three months ended March 31, 2025 compared to the prior year comparable period, primarily driven by lower revenue resulting from the shift in pricing strategy, partially offset by higher average selling prices.

Gross Profit and Gross Margin. Our total gross profit was $15.1 million in the three months ended March 31, 2025, a decrease of $1.4 million from the prior year comparable period. Our gross margin for the three months ended March 31, 2025 increased to 86.2%, from 85.5% in the prior year comparable period. Gross margin in our Surgical Glaucoma segment was 86.6% for the three months ended March 31, 2025, a decrease from 87.9% for the prior year comparable period, primarily due to product sales mix and higher overhead costs per unit. In our Dry Eye segment, gross margin increased from 42.1% for the three months ended March 31, 2024 to 70.6% for the three months ended March 31, 2025, primarily driven by the price increase for our TearCare SmartLids.

Research and Development Expenses. R&D expenses were $4.4 million for the three months ended March 31, 2025, a decrease of $0.2 million from the prior year comparable period. The decrease was primarily driven by decreases of $0.5 million in consulting and outside services expenses and $0.4 million in general R&D expenses, partially offset by increased spending in other areas.

Selling, General, and Administrative Expenses. SG&A expenses were $24.5 million for the three months ended March 31, 2025, a decrease of $2.0 million from the prior year comparable period. The decrease was primarily driven by a $2.9 million decrease in legal expenses, and a $0.6 million decrease in commissions and bonuses, partially offset by a $1.0 million increase in sales training and marketing costs, and a $0.6 million increase in payroll-related expenses.

Investment Income. Investment income was $1.1 million for the three months ended March 31, 2025, a decrease of $0.5 million from the prior year comparable period, due to lower investment balances as well as lower yields on held-to-maturity investments during the current period.

Interest Expense. Interest expense decreased $0.1 million during the three months ended March 31, 2025 compared to the prior year comparable period, due to lower lending rates associated with the Hercules Loan Agreement.

Loss on Debt Extinguishment. There was no loss on debt extinguishment for the three months ended March 31, 2025. We recognized loss on debt extinguishment of $2.0 million for the three months ended March 31, 2024, associated with refinancing the indebtedness under our prior secured credit facility (the “Prior Loan Agreement”).

Other Expense, Net. Other expense, net was expense of $0.1 million for the three months ended March 31, 2025, compared to expense of less than $0.1 million for the prior year comparable period.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024

Net cash used in operating activities	$(11,605)	$(9,786)
Net cash used in investing activities	—	(117)
Net cash provided by (used in) financing activities	16	(942)
Net change in cash and cash equivalents	$(11,589)	$(10,845)

Net Cash Used in Operating Activities. Net cash used in operating activities for the three months ended March 31, 2025 was $11.6 million, consisting primarily of a net loss of $14.2 million, as well as a net change in our operating assets and liabilities of $2.2 million, partially offset by non-cash charges of $4.8 million. The net change in our operating assets and liabilities was primarily due to a $4.6 million decrease in accrued compensation, and a $0.6 million increase in prepaid expenses and other current assets, partially offset by a $1.3 million decrease in accounts receivable, a $1.1 million increase in accounts payable, and a $0.5 million decrease in our inventory balance. The non-cash charges primarily consisted of $4.2 million related to stock-based compensation expense, $0.2 million of accretion of debt discount and debt issuance costs, $0.1 million of depreciation and amortization, and $0.1 million of noncash operating lease expense.

Net cash used in operating activities for the three months ended March 31, 2024 was $9.8 million, consisting primarily of a net loss of $16.3 million, partially offset by a net change in our operating assets and liabilities of $0.5 million and non-cash charges of $6.0 million. The net change in our operating assets and liabilities was primarily due to a $2.1 million increase in accrued and other current liabilities and a $1.0 million decrease in inventory. Other noncurrent liabilities decreased by $1.4 million, driven by the $2.1 million settlement of the final payment fee under the Prior Loan Agreement. In addition, we had a $1.4 million decrease in accounts receivable, while accrued compensation increased by $0.5 million. The non-cash charges primarily consisted of $4.5 million related to stock-based compensation, $1.0 million noncash loss on the extinguishment of debt, and $0.2 million of noncash operating lease expense.

Net Cash Used in Investing Activities. Net cash used in investing activities for the three months ended March 31, 2025 and 2024 was $0.0 million and $0.1 million, respectively. The cash used in the prior year was for purchases of property and equipment.

Net Cash (Used in) Provided by Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2025 was less than $0.1 million, consisting primarily of proceeds from the exercise of stock options. Net cash used in financing activities for the three months ended March 31, 2024 was $0.9 million, consisting primarily of the costs associated with refinancing the indebtedness under the Prior Loan Agreement.

Liquidity and Capital Resources

Sources of Liquidity

To date, our primary sources of capital have been private placements of redeemable convertible preferred stock, the sale of common stock in our IPO, debt financing arrangements, and revenue from the sale of our products. In January 2024, we entered into a Loan and Security Agreement (the “Hercules Loan Agreement”) with Hercules Capital, Inc (“Hercules”) and certain of its affiliates (collectively with Hercules, the “Lenders”), which provides for a senior secured term loan facility in the aggregate principal amount of up to $65.0 million. We used the proceeds from an initial $35.0 million tranche (the “Initial Loan”) funded under the Hercules Loan Agreement to discharge our indebtedness under our prior secured credit facility (the “Prior Loan Agreement”) with our prior lenders (the “Prior Lenders”). In December 2024, we consummated the drawdown of the $5.0 million Tranche I(b) term loan advance (the "Tranche I(b) Loan") contemplated by the Hercules Loan Agreement.

As of March 31, 2025, we had cash and cash equivalents of $108.8 million, an accumulated deficit of $360.5 million, and $40.0 million outstanding under the Hercules Loan Agreement (excluding debt discount and amortized debt issuance costs). Based on our current planned operations, we expect our cash and cash equivalents and additional borrowings available under the Hercules Loan Agreement will enable us to fund our operations for at least the next 12 months and the foreseeable future.

Our historical cash outflows have primarily been associated with cash used for operating activities such as sales, marketing and commercialization of our products, research and development activities, regulatory and market access activities, intellectual property portfolio expansion and enforcement, capital expenditures and debt service costs. Our cash requirements will be significantly impacted by our ability to manage and grow our business by maintaining and expanding our sales to existing customers or introducing our products to new customers; our ability to obtain and maintain sufficient reimbursement for our products, including successfully protecting reimbursement for our Surgical Glaucoma products and establishing sufficient reimbursement for our Dry Eye products; the level of our investment in commercialization and research and development activities, including clinical trials; whether we make our execution of strategic acquisitions or investments, and the timing and amount of the associated capital expenditures; our entry and expansion into new markets; and competitive dynamics within our industry. There are numerous factors that may impact our long-term cash requirements, and we are unable to accurately predict them at this time. An extended period of global supply chain disruption, geopolitical or trade tensions, or economic uncertainty could materially affect our business, results of operations, financial condition, and access to sources of liquidity. For example, the U.S. has recently imposed tariffs that apply to all of our products and product components imported from China, which will increase the cost of our products and components and have a negative impact on our gross margins and liquidity.

We may in the future need to seek additional sources of liquidity and capital resources through equity or debt financings, such as additional securities offerings or through borrowings under a new or existing credit facility. There can be no assurance that such transactions will be available to us on favorable terms, if at all.

Hercules Capital Loan Agreement

In January 2024, we entered into the Hercules Loan Agreement with the Lenders, which provides for a maximum $65.0 million credit facility. An Initial Loan of $35.0 million was funded under the Hercules Loan Agreement on January 22, 2024, which was used to discharge our indebtedness under the Prior Loan Agreement. On December 10, 2024, we consummated the drawdown of the $5.0 million Tranche I(b) Loan under the Hercules Loan Agreement. Upon consummation of the Tranche I(b) Loan, the aggregate principal amount of borrowings under the Hercules Loan Agreement was $40.0 million.

In addition to the Initial Loan and the Tranche 1(b) Loan, the Hercules Loan Agreement provides additional tranches available to us (the “Tranche Loans,” and together with the Initial Loan and the Tranche I(b) Loan, the “Term Loans). Tranche 2 consists of $10.0 million available to draw through September 15, 2025, contingent upon the achievement of certain performance milestones prior to June 30, 2025. We do not currently anticipate achieving these milestones prior to the performance deadline. Tranche 3 consists of $15.0 million available to draw through the interest only period in increments of $5.0 million, subject to the sole approval of Hercules' investment committee.

The Hercules Loan Agreement provides for a maturity date of July 1, 2028, with an interest only period running for the first 30 months of the agreement term, extendable for an additional six months for a total of 36 months upon the achievement of certain milestones. The Term Loans accrue interest at a floating annual rate equal to the greater of 10.35%, or the Wall Street Journal prime rate plus 2.35%, with the interest rate equal to 10.35% at March 31, 2025. The final payment fee is set at 5.95% of the funded balance, which is recognized as a debt discount and is being accreted into the amortization of debt issuance costs using the effective interest rate method over the term of the loan.

In conjunction with the funding of the Initial Loan, we issued warrants to the Lenders to purchase up to an aggregate of 135,686 shares of its common stock at an exercise price of $5.159 per share, which were recorded and classified as equity. On December 10, 2024, upon the funding of the Tranche I(b) Loan, we issued additional warrants to the Lenders to purchase 26,095 shares of its common stock at an exercise price of $3.83 per share. Each warrant is exercisable for a period of seven years from the date of issuance. If the additional Term Loans are funded, we will be obligated to issue to the Lenders additional warrants to purchase common stock in an amount equal to 2.0% of the funded balance of each tranche loan under the Hercules Loan Agreement, divided by the exercise price on the date we draw funds under such tranche loan. The exercise price will be calculated using the five-day volume-weighted average stock price as of such date. See Note 7, Stockholders' Equity, for additional information regarding these common stock warrants.

The obligations under the Hercules Loan Agreement are guaranteed by us and our future subsidiaries, subject to exceptions for certain foreign subsidiaries. The obligations under the agreement are secured by substantially all of our assets, including its material intellectual property. Additionally, we are subject to customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. We are also subject to certain minimum cash and revenue covenants under the Hercules Loan Agreement. We were in compliance with all covenants as of March 31, 2025.

While any Term Loans remain outstanding under the Hercules Loan Agreement, we are required to use commercially reasonable efforts to grant to the Lenders the option to invest up to $3.0 million in our next round of equity financing, if any, that is broadly marketed to multiple investors on the same terms, conditions and pricing offered to investors in such subsequent equity financing.

Leases

Our corporate headquarters are located in Menlo Park, California, where we lease approximately 11,000 square feet of office, research and development, engineering and laboratory space pursuant to a lease that commenced on August 1, 2021 and expires on October 31, 2026.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities, and the reported amounts of revenue and expense during the reporting period. We evaluate our estimates and assumptions on an ongoing basis using historical experience, existing and known circumstances, authoritative accounting guidance, and various other factors we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk. Our exposure to interest rate risk is principally confined to our cash and cash equivalents and the Hercules Loan Agreement.

As of March 31, 2025, we had cash and cash equivalents of $108.8 million, which consisted of bank deposits, money market funds, and U.S. treasury bills. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.

The Hercules Loan Agreement contains a floating rate equal to the greater of 10.35% or the Prime Rate plus 2.35%, with an interest rate equal to 10.35% as of March 31, 2025. Based upon the balance outstanding as of March 31, 2025, a hypothetical 1.0% (100 basis points) change in interest rates would not have a material impact on our financial statements.

There have been no material changes to such risks from those described in our Annual Report under the heading "Quantitative and Qualitative Disclosures About Market Risk."

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our principal executive officer and our principal financial and accounting officer, evaluated our disclosure controls and procedures. The term 'disclosure controls and procedures,' as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to a company's management, including its principal executive officer, and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Except as set forth in Note 6, Commitments and Contingencies, in the notes to the unaudited condensed consolidated financial statements in this Quarterly Report, we do not believe we are currently a party to any legal proceedings, regulatory matters, or other disputes or claims which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, financial condition, operating results, liquidity or future prospects. However, we may, in the ordinary course of business, face various claims brought by third parties, and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property rights, as well as claims relating to employment matters and the safety or effectiveness of our products. Any of these claims could subject us to costly litigation, and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our business, financial condition, results of operations and liquidity. Additionally, any such claims, whether or not successful, could damage our reputation and business, and may have an adverse impact on us as a result of defense and settlement costs, diversion of management time and resources, and other factors.

Item 1A. Risk Factors.

Except as set forth below, we are not aware of any material changes to the risks and uncertainties described under the heading "Risk Factors" in our Annual Report, which are incorporated herein by reference. The risks described in our Annual Report are not the only ones we face. Additional risks we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results, liquidity, and future prospects.

We rely on third parties to manufacture and supply all of our products, and a substantial portion of our products and components are manufactured in China. A number of our suppliers are also single-source providers. We are subject to numerous risks relating to our reliance on such third-party suppliers, including the impact of tariffs on products imported from China.

Our business strategy depends on our ability to manufacture our current and future products in sufficient quantities, on terms acceptable to us, and on a timely basis to meet customer demand, while adhering to product quality standards, complying with regulatory requirements, and managing manufacturing and import costs. We do not have, and do not currently intend to develop, any internal manufacturing capabilities or infrastructure, and we rely on a limited number of third-party manufacturers, many of which are single-source suppliers, for the components, accessories, materials and assembly that we utilize in our products. Specifically, most of our OMNI and SION products, as well as our TearCare SmartLids are produced and assembled by a single Taiwan-based manufacturer in China. These commercial products comprise substantially all of our current revenue. Our suppliers may be unwilling or unable to supply products or components to us reliably and at the levels we anticipate or that are required by our customers, or we may be unable to purchase these items on terms that are acceptable to us, or at all.

Our suppliers must be able to provide us with products and components in compliance with regulatory requirements, including the FDA’s Quality System Regulation (“QSR”) and other applicable laws or regulations, in accordance with agreed-upon specifications, at acceptable costs and on a timely basis. If our suppliers are unable or unwilling to meet our demand requirements, we may not have enough of our products available for delivery to support ECPs that utilize our products as part of their treatment. For instance, if the supply of our products and components from our manufacturer in China was interrupted or suspended for any significant period, we may be unable to meet customer demand for these products during that time. Our ability to obtain products and components in sufficient quantities and on a timely basis from our suppliers may be limited for several reasons, including quality issues at their manufacturing facilities, damage to their manufacturing equipment or facilities, problems with their own suppliers, inability to obtain components required for our products, their financial difficulties, our relative importance as a customer to each supplier, or prohibitive cost increases associated with importing items from certain regions where our suppliers are located. Any shortfall in the supply of our products may result in lower adoption and utilization rates of our products by ECPs, as well as harm to our reputation, either of which could have a material adverse effect on our business, financial condition and results of operations.

Geopolitical tensions between the U.S. and China, and between the U.S. and other countries, have created considerable political and economic unrest and uncertainty that may adversely impact our business. As discussed above, most of our products are produced and assembled at a manufacturing facility in China. There is currently significant uncertainty about the relationship between the U.S. and China with respect to a number of geopolitical issues, including trade policies, government regulations and tariffs, and we expect this uncertainty will continue in future periods. Commencing in February 2025, the U.S. imposed, and then increased multiple times, a tariff on products imported from China. This tariff, which is currently set at 145%, applies to all of our products and product components imported from China. China has responded with certain retaliatory tariffs, and the U.S. and China could implement additional retaliatory tariffs. The China tariff will increase the cost of our products and components and have a negative impact on our gross margins for as long as it remains in effect. Any further escalation in the use of retaliatory trade tariffs between the U.S. and China could cause a further increase in the cost of our products and components. There is also the risk that new tariffs could be implemented with other U.S. trading partners. These tariffs may cause supply chain disruptions and will also likely increase the shipping and other logistical costs involved in importing our products and components, which would further adversely impact our gross margins.

To mitigate these risks, we are evaluating additional manufacturing locations to produce and assemble our products and are in the process of establishing additional manufacturing lines outside of China. However, at least through 2025 and into 2026, we expect the substantial majority of our products will continue to be manufactured in China, and will therefore continue to be subject to the prevailing tariff rates. The process of identifying and qualifying additional manufacturing facilities could be time-consuming and expensive, result in interruptions in our operations, cause delays in the supply of our products, or affect the quality or performance specifications of our products. We cannot assure you that we will be able to identify and engage additional contract manufacturers on terms similar to our current arrangements or that are otherwise favorable to us. In addition, we cannot guarantee that the cost associated with obtaining products and components from an additional manufacturer, including any associated tariffs, will be lower than the costs associated with obtaining products from our current manufacturers, or that any reduction in the costs will be sufficient to offset the cost of adding new manufacturers. Furthermore, any change in our manufacturers could require us to complete another qualification process at the manufacturer’s facility, and there is no guarantee the facility would pass our quality audit. The occurrence of any of these events could increase our operating costs or harm our ability to meet the demand for our products in a timely manner, either of which could have a material adverse effect on our business, financial condition and results of operations.

We do not typically enter into long-term supply agreements with our third-party manufacturers and do not anticipate doing so in the near term. Accordingly, we will continue to be subject to the risk that our suppliers can cancel our agreements on relatively short notice, or that we will be unable to renew or extend contracts and arrangements with such third parties on terms that are favorable to us, or at all. These risks are likely to be exacerbated by our limited experience manufacturing our current products and negotiating agreement terms with third party manufacturers.

If demand for our products increases, we will have to invest additional resources to manage the manufacturing process. If we fail to secure increased production capacity efficiently, we may not be able to respond to customer demand on a timely basis, our sales may not increase in line with our expectations, and our operating margins could fluctuate or decline. In addition, the manufacture of future products may require modification of our current production processes, the identification of new suppliers for specific components, sub-assemblies and materials, or the development of new manufacturing processes or technologies. It may not be possible for our current third-party manufacturers to produce these products at a cost or in quantities sufficient to make these products commercially viable or to maintain current operating margins, all of which could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On July 14, 2021, our registration statement on Form S-1 (File No. 333-257320) relating to our IPO became effective. The IPO closed on July 15, 2021, at which time we issued 11,500,000 shares of our common stock at a price of $24.00 per share.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on July 15, 2021 pursuant to Rule 424(b) under the Securities Act.

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Plans

Our directors and officers may enter into trading plans or other arrangements with financial institutions to purchase or sell shares of our common stock, which plans or arrangements are intended to comply with the affirmative defense provisions of Rule 10b5-1 of the Exchange Act, or which may represent a non-Rule 10b5-1 trading arrangement as defined under Item 408(a) of Regulation S-K.

During the three months ended March 31, 2025, none of our directors or officers adopted, terminated, or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

SIGHT SCIENCES, INC.

Date: May 8, 2025	By:	/s/ Alison Bauerlein
Alison Bauerlein
Chief Financial Officer
(Principal Financial and Accounting Officer)