Form 10-Q
period 2025-06-30
Sight Sciences, Inc.
filed 2025-08-07
CIK 1531177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of the close of business on August 1, 2025, the registrant had 52,367,359 shares of Common Stock, par value $0.001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Sight Sciences,” “we,” “us” and “our” refer to Sight Sciences, Inc.

This Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2025 (this "Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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
•
our evaluation and expansion of additional third-party manufacturing locations, and the related costs and impacts on our business;
•
our ability to establish and maintain intellectual property protection for our products or avoid claims of infringement, as well as potential impacts to our business that may result from intellectual property related litigation;
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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SIGHT SCIENCES, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$101,500	$120,357
Accounts receivable, net of allowance for credit losses of $356 and $689 at June 30, 2025 and December 31, 2024, respectively	9,614	10,786
Inventory, net	6,214	6,325
Prepaid expenses and other current assets	2,103	2,306
Total current assets	119,431	139,774
Property and equipment, net	1,460	1,580
Operating lease right-of-use assets	694	935
Other noncurrent assets	386	550
Total assets	$121,971	$142,839
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,076	$1,691
Accrued compensation	5,227	9,680
Accrued and other current liabilities	4,633	4,097
Total current liabilities	11,936	15,468

Long-term debt, net	39,821	39,356
Other noncurrent liabilities	202	492
Total liabilities	51,959	55,316
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 52,033,403 and 50,937,999 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	52	51
Additional paid-in-capital	442,352	433,769
Accumulated deficit	(372,392)	(346,297)
Total stockholders’ equity	70,012	87,523
Total liabilities and stockholders’ equity	$121,971	$142,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$19,564	$21,370	$37,072	$40,635
Cost of goods sold	2,977	3,025	5,391	5,819
Gross profit	16,587	18,345	31,681	34,816
Operating expenses:
Research and development	4,387	4,316	8,817	8,952
Selling, general and administrative	23,867	26,680	48,390	53,239
Total operating expenses	28,254	30,996	57,207	62,191
Loss from operations	(11,667)	(12,651)	(25,526)	(27,375)
Investment income	1,026	1,526	2,174	3,174
Interest expense	(1,284)	(1,145)	(2,547)	(2,350)
Loss on debt extinguishment	—	—	—	(1,962)
Other income (expense), net	24	(44)	(115)	(50)
Loss before income taxes	(11,901)	(12,314)	(26,014)	(28,563)
Provision for income taxes	40	15	81	32
Net loss and comprehensive loss	$(11,941)	$(12,329)	$(26,095)	$(28,595)
Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.25)	$(0.51)	$(0.58)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	51,821,773	49,903,386	51,557,686	49,694,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2025	51,376,751	$51	$438,028	$(360,451)	$77,628
Issuance of common stock upon exercise of stock options	42,370	—	58	—	58
Issuance of common stock upon vesting of restricted stock units	470,624	1	(1)	—	—
Withholding taxes on net share settlement of restricted stock units	—	—	(7)	—	(7)
Employee stock purchase plan purchases	143,658	—	433		433
Stock-based compensation expense	—	—	3,841	—	3,841
Net loss	—	—	—	(11,941)	(11,941)
Balance at June 30, 2025	52,033,403	52	442,352	(372,392)	70,012

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	50,937,999	$51	$433,769	$(346,297)	$87,523
Issuance of common stock upon exercise of stock options	77,538	—	120	—	120
Issuance of common stock upon vesting of restricted stock units	874,208	1	(1)	—	—
Withholding taxes on net share settlement of restricted stock units	—	—	(54)	—	(54)
Employee stock purchase plan purchases	143,658	—	433	—	433
Stock-based compensation expense	—	—	8,085	—	8,085
Net loss	—	—	—	(26,095)	(26,095)
Balance at June 30, 2025	52,033,403	52	442,352	(372,392)	70,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2024	49,565,200	$50	$420,215	$(311,056)	$109,209
Issuance of common stock upon exercise of stock options	22,225	—	11	—	11
Issuance of common stock upon vesting of restricted stock units	316,416	—	—	—	—
Withholding taxes of net share settlement of restricted stock units	—	—	(20)	—	(20)
Employee stock purchase plan purchases	232,290	—	450	—	450
Stock-based compensation expense	—	—	4,317	—	4,317
Net loss	—	—	—	(12,329)	(12,329)
Balance at June 30, 2024	50,136,131	50	424,973	(323,385)	101,638

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	49,131,363	$49	$414,956	$(294,790)	$120,215
Issuance of common stock upon exercise of stock options	155,183	—	156	—	156
Issuance of common stock upon vesting of restricted stock units	617,295	1	(1)	—	—
Withholding taxes of net share settlement of restricted stock units	—	—	(20)	—	(20)
Warrant issuance	—	—	609	—	609
Employee stock purchase plan purchases	232,290	—	450	—	450
Stock-based compensation expense	—	—	8,823	—	8,823
Net loss	—	—	—	(28,595)	(28,595)
Balance at June 30, 2024	50,136,131	50	424,973	(323,385)	101,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(26,095)	$(28,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	274	378
Accretion of debt discount and debt issuance costs	465	168
Stock-based compensation expense	8,085	8,823
Allowance for credit losses	61	104
Provision (benefit) for excess and obsolete inventories	(24)	(91)
Noncash operating lease expense	241	325
Noncash loss on debt extinguishment	—	1,033
Changes in operating assets and liabilities:
Accounts receivable	1,112	(5,734)
Inventory	135	1,159
Prepaid expenses and other current assets	201	1,151
Other noncurrent assets	73	(49)
Accounts payable	385	627
Accrued compensation	(4,453)	866
Accrued and other current liabilities	392	1,909
Other noncurrent liabilities	—	(1,328)
Net cash used in operating activities	(19,148)	(19,254)
Cash flows from investing activities
Purchases of property and equipment	(210)	(197)
Net cash used in investing activities	(210)	(197)
Cash flows from financing activities
Net proceeds from Hercules Loan Agreement	—	34,526
Repayment of Prior Loan Agreement	—	(35,375)
Debt issuance costs	—	(238)
Proceeds from employee stock purchase plan purchases	434	450
Taxes paid on net share settlement of restricted stock units	(54)	(20)
Proceeds from exercise of common stock options	121	156
Net cash provided by (used in) financing activities	501	(501)
Net change in cash and cash equivalents	(18,857)	(19,952)
Cash and cash equivalents at beginning of period	120,357	138,129
Cash and cash equivalents at end of period	$101,500	$118,177

Supplemental disclosure of cash flow information
Cash paid for interest	$2,082	$2,024
Supplemental noncash disclosure of investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$23	$—
Common stock warrants issued upon execution of Hercules Loan Agreement	$—	$609

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

The Company's product portfolio aligns with its two reportable operating segments: Surgical Glaucoma and Dry Eye. The products for the Surgical Glaucoma segment consist of the OMNI® Surgical System family of products ("OMNI") and the SION® Surgical Instrument (SION). The Company’s commercial OMNI offerings, consisting of the Ergo Series of the Omni Surgical System and the OMNI EDGE Surgical System are implant-free, minimally invasive glaucoma surgery (MIGS) technology. OMNI is indicated in the United States to reduce intraocular pressure in adult patients with primary open-angle glaucoma. The Ergo Series of the OMNI Surgical System is CE Marked for the catheterization and transluminal viscodilation of Schlemm’s canal and cutting of the trabecular meshwork to reduce intraocular pressure in adult patients with open-angle glaucoma. SION is a bladeless, manually operated device used in ophthalmic surgical procedures to excise trabecular meshwork. The product portfolio for the Dry Eye segment consists of the TearCare® System ("TearCare") for ophthalmologists and optometrists. TearCare is a proprietary, interventional, dry eye device designed to melt and facilitate the comprehensive removal of meibomian gland obstructions and restore gland functionality and healthy oil production for adult patients with evaporative dry eye disease due to meibomian gland disease (“MGD”) when used in conjunction with manual expression of the meibomian glands, enabling clearance of gland obstructions by physicians to address the leading cause of dry eye disease.

Liquidity Considerations

Since inception, the Company has incurred losses and negative cash flows from operations. As of June 30, 2025, the Company had an accumulated deficit of $372.4 million and recorded a net loss of $26.1 million for the six months then ended and expects to incur additional losses in the future.

The Company believes its cash and cash equivalents balance, and other existing sources of liquidity will satisfy its working capital and capital resource requirements for at least 12 months from the date of issuance of its consolidated financial statements. Any failure to generate increased revenue, achieve improved gross profit, or control operating costs could require the Company to raise additional capital through equity or debt financing. Such additional financing may not be available on acceptable terms, or at all. If the Company is unable to improve its financial performance, or to secure additional funding when desired, it may need to delay the development of its products, reduce research and development activities, modify or abandon planned future expenditures, or reduce operating costs. Any of these actions could harm the Company’s business, requiring it to change its business strategy, scale back its operations, or limit its ability to achieve its strategic objectives.

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

The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's financial information contained herein. The condensed consolidated balance sheet as of December 31, 2024 is derived from the Company's consolidated audited financial statements as of that date. These interim condensed consolidated financial statements do not include all disclosures required by US GAAP and should be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes thereto for the fiscal year ended December 31, 2024, which are contained in the Annual Report. The Company's results of operations for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period.

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

New Accounting Pronouncements

Accounting Standards Recently Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The Company adopted the standard on January 1, 2025 for fiscal year reporting. The standard is to be applied on a prospective basis although optional retrospective application is permitted. While the standard will require additional disclosures related to the Company’s income taxes within the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the standard did not have any impact on the Company’s consolidated operating results, financial condition or cash flows.

Accounting Standards Not Yet Adopted

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

As of June 30, 2025, there are no additional ASUs issued and not yet adopted that are expected to have a material impact on the Company's financial statements and related disclosures.

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

The Company's cash and cash equivalents included Level 1 investments in U.S. treasury securities and money market funds. The Company had investments in money market funds of $21.3 million and $6.4 million as of June 30, 2025 and December 31, 2024, respectively. In addition, the Company had investments in U.S. treasury securities of $75.8 and $106.5 million as of June 30, 2025 and December 31, 2024, respectively. These U.S. treasury securities are classified as held-to-maturity and all have been purchased with original maturities of 90 days or less. Held-to-maturity debt securities are recorded at amortized cost in the financial statements.

	June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$75,776	$5	$(2)	$75,779

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$106,535	$37	$—	$106,572

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of June 30, 2025 and December 31, 2024, total debt of $39.8 million and $39.4 million was reported at amortized cost, respectively. This outstanding debt is classified as Level 2 as it is not actively traded. The amortized cost of the outstanding debt approximates the fair value.

The Company measures the fair value of the unissued common stock warrants that may be issued pursuant to the Hercules Loan Agreement (as defined in Note 5, Debt) using the Black-Scholes option pricing method. These warrants are classified as Level 3 liabilities. As of June 30, 2025 and December 31, 2024, respectively the fair value of these warrants was less than $0.1 million. These warrants are remeasured at each reporting date following execution of the Hercules Loan Agreement. See Note 5, Debt, and Note 7, Stockholders' Equity, for additional information regarding the common stock warrants.

The financial statements as of June 30, 2025 and December 31, 2024 do not include any assets or liabilities that are measured at fair value on a nonrecurring basis.

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Tools and equipment	$2,015	$1,991
Computer equipment and software	37	37
Furniture and fixtures	402	402
Leasehold improvements	38	38
Construction in process	1,249	1,218
	3,741	3,686
Less: Accumulated depreciation	(2,281)	(2,106)
Property and equipment, net	$1,460	$1,580

Depreciation expense was $0.1 million for both the three months ended June 30, 2025 and 2024, respectively. Depreciation expense was $0.2 and $0.3 million for the six months ended June 30, 2025 and 2024, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Accrued expenses	$3,064	$2,113
Current portion of lease liabilities	566	533
Short-term interest payable	345	344
Other accrued liabilities	658	1,107
Total accrued and other current liabilities	$4,633	$4,097

Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Noncurrent portion of lease liabilities	$183	$473
Other noncurrent liabilities	19	19
Total other noncurrent liabilities	$202	$492

Note 5. Debt

Hercules Capital Loan Agreement

In January 2024, the Company entered into a Loan and Security Agreement (the "Hercules Loan Agreement") with Hercules Capital, Inc ("Hercules") and certain of its affiliates (collectively with Hercules, the "Lenders"), which provides for a maximum $65.0 million credit facility. An initial tranche of $35.0 million (the “Initial Loan”) was funded under the Hercules Loan Agreement on January 22, 2024, which was used to discharge the Company's indebtedness under its prior secured credit facility (the "Prior Loan Agreement") with its prior lenders. On December 10, 2024, the Company consummated the drawdown of the $5.0 million Tranche I(b) Term Loan Advance (the "Tranche I(b) Loan") under the Hercules Loan Agreement. Upon consummation of the Tranche I(b) Loan, the aggregate principal amount of borrowings under the Hercules Loan Agreement was $40.0 million.

In addition to the Initial Loan and the Tranche 1(b) Loan, the Hercules Loan Agreement provides additional tranches available to the Company (the “Tranche Loans,” and together with the Initial Loan and the Tranche I(b)

Loan, the “Term Loans"). Tranche 2 consisted of $10.0 million available to draw through September 15, 2025, contingent upon the achievement of certain performance milestones prior to June 30, 2025 which were not met and thus Tranche 2 is not available to the Company. Tranche 3 consists of $15.0 million available to draw through the interest only period in increments of $5.0 million, subject to the sole approval of Hercules' investment committee.

The Hercules Loan Agreement provides for a maturity date of July 1, 2028, with an interest only period running for the first 30 months of the agreement term, extendable for an additional six months for a total of 36 months upon the achievement of certain performance milestones prior to June 30, 2025. These performance milestones were not met by the June 30, 2025 deadline, and thus the six-month extension of the interest only period is not available to the Company. The Term Loans accrue interest at a floating annual rate equal to the greater of 10.35% or the Wall Street Journal prime rate plus 2.35%, with the interest rate equal to 10.35% at June 30, 2025. The final payment fee is set at 5.95% of the funded balance, which is recognized as a debt discount and is being accreted into the amortization of debt issuance costs using the effective interest rate method over the term of the loan.

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

The obligations under the Hercules Loan Agreement are guaranteed by the Company and its future subsidiaries, subject to exceptions for certain foreign subsidiaries. The obligations under the agreement are secured by substantially all of the Company's assets, including its material intellectual property. Additionally, the Company is subject to customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. The Company is also subject to certain minimum cash and revenue covenants under the Hercules Loan Agreement. The Company was in compliance with all covenants as of June 30, 2025.

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

Maturities Schedule

Long-term and short-term debt as of June 30, 2025 and December 31, 2024, respectively, was as follows (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Term Loan	$40,000	$40,000
Total principal payments due	40,000	40,000
Less: unamortized discount and debt issuance costs	(179)	(644)
Total amounts outstanding	39,821	39,356
Less: current portion	—	—
Long-term debt, net	$39,821	$39,356

The repayment schedule relating to the Term Loans as of June 30, 2025, is as follows (in thousands):

Amount
2025 (remainder)	$—
2026	7,634
2027	19,765
2028	12,601
Total principal payments	$40,000
Final fee due at maturity	2,380
Total repayments	$42,380

Note 6. Commitments and Contingencies

Operating Lease Obligations

The Company has various operating leases, which include facility leases and equipment leases. Operating leases are recorded on the consolidated balance sheets as both a right-of-use asset ("ROU asset") and lease liability, which are recognized based on the present value of the future minimum lease payments over the lease term. In determining the present value of these lease payments, the Company uses its incremental borrowing rate ("IBR") based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. The Company’s IBR represents the interest rate that the Company would expect to incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis with similar terms and payments, in an economic environment where the leased asset is located. In determining the lease term, the Company includes all renewal options that are reasonably probable to be executed.

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

The Company recognizes rent expense on a straight-line basis over the noncancelable lease term. The Company’s rent expense was $0.1 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively. The Company’s rent expense was $0.3 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the weighted average remaining lease term for the leases was 1.3 years.

Operating lease expense and supplemental cash flow information related to operating leases for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense	$146	$195	$293	$390
Cash paid for operating leases	154	210	307	420

Aggregate future minimum lease payments as of June 30, 2025, under these noncancelable operating leases were as follows (in thousands):

As of June 30,
2025
2025 (remainder)	$310
2026	497
Total future minimum lease payments	$807
Less: imputed interest	(58)
Present value of future minimum lease payments	$749
Less: current portion of operating lease liability	(566)
Noncurrent portion of lease liabilities	$183

Legal Proceedings

On September 16, 2021, the Company filed suit in the U.S. District Court for the District of Delaware (C.A. No. 1:21-cv-01317) (the “Court”) alleging that Ivantis, Inc. (“Ivantis”) directly and indirectly infringes the Company’s U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 by making, using, selling, and offering for sale the Hydrus® Microstent. The Company’s complaint seeks money damages and injunctive relief. On January 24, 2022, Ivantis asserted counterclaims requesting declaratory judgments that the Company's asserted patents-in-suit are not infringed and/or invalid. On August 1, 2022, the Company filed an amended complaint alleging that Alcon Inc., Alcon Vision, LLC and Alcon Research, LLC (collectively, “Alcon”) infringe the four originally asserted patents by making, using, selling, and offering for sale the Hydrus® Microstent, and that all defendants also infringe U.S. Patent No. 11,389,328. The defendants asserted counterclaims requesting declaratory judgments that the Company’s asserted patents-in-suit are not infringed and/or are invalid. In September 2022, Ivantis and Alcon filed petitions with the U.S. Patent and Trademark Office (“USPTO”) seeking inter partes review of U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 (IPR2022-01529, IPR2022-01530, IPR2022-01533, IPR2022-01540), each of which the USPTO denied for raising prior art references and invalidity arguments that were cumulative of those previously considered by the USPTO. On April 26, 2024, at the conclusion of a five-day jury trial, the Company was awarded a positive jury trial verdict of $34 million, comprised of $5.5 million in lost profits damages and $28.5 million in royalty damages for commercial sales of the Hydrus® Microstent for the period between its commercial launch through trial. The patents at issue were U.S. Patent Nos. 8,287,482, 9,370,443, and 11,389,328. In December 2024, the Court heard oral arguments on the parties’ post-trial briefings at the conclusion of which, the Court ordered the parties to engage in non-binding mediation. In March 2025, the Company and Alcon informed the Court that the dispute had not been resolved through mediation and asked the Court to rule on the parties’ post-trial motions and enter a judgement. The judgement has not yet been entered and, once entered, it will be subject to appeal.

In June 2025, Alcon filed petitions with the USPTO for ex parte reexaminations challenging the validity of each of the three patents asserted by the Company at trial, based on prior art patents and publications. The USPTO has not yet decided whether to proceed with the reexaminations. It is possible that the April 2024 jury verdict in the Company’s favor, including its ability to collect past damages and ongoing royalties, may be materially and adversely impacted if the reexamination proceedings are instituted and result in final, non-appealable judgments of invalidity of the asserted claims of the patents-in-suit before a final, non-appealable judgment is entered by the Court in the patent infringement litigation or if the asserted claims are amended during the reexamination proceedings. For example, entry of such judgements of invalidity by the USPTO could include vacating the jury verdict and a finding that the patents-in-suit are invalid. The Company is presently unable to predict the outcome of this lawsuit or the ex parte reexamination proceedings or to reasonably estimate the potential financial impact of the lawsuit or ex parte reexamination proceedings.

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

Except as described above, as of June 30, 2025 and December 31, 2024, the Company was not a party to any legal proceedings, regulatory matters, or other disputes or claims which, if determined adversely, it believes would, individually or taken together, have a material adverse effect on the Company’s business, financial condition, operating results, liquidity, or future prospects.

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director or officer may be subject to any proceeding arising out of acts or omissions of such director or officer in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. This insurance allows the transfer of risk associated with the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of June 30, 2025 and December 31, 2024.

Note 7. Stockholders' Equity

Common Stock

The Company’s certificate of incorporation provides for 200,000,000 authorized shares of common stock, par value $0.001 per share, and 10,000,000 authorized shares of preferred stock, par value $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds are legally available, when and if declared by the board of directors. As of June 30, 2025, no dividends have been declared. Each share of common stock is entitled to one vote.

At June 30, 2025 and December 31, 2024, the Company had reserved common stock for future issuances as follows:

	June 30,	December 31,
	2025	2024
Common stock available for future grants	6,261,778	5,931,302
Common stock options issued and outstanding	4,135,802	4,464,388
Restricted stock units outstanding	5,935,081	4,341,818
Shares available for future purchase under employee stock purchase plan	1,996,797	1,631,076
Common stock reserved for issuance upon exercise of outstanding warrants	161,783	—
Total	18,491,241	16,368,584

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

The unissued warrants do not meet the requirements for classification as equity, and are recorded as liabilities in other noncurrent liabilities in the consolidated financial statements. The fair value of the unissued warrants was initially recorded upon the funding of the Hercules Loan Agreement. As of June 30, 2025 and December 31, 2024, respectively, the fair value of the unissued warrants recorded was less than $0.1 million calculated using the Black-Scholes option-pricing model. The unissued warrants are remeasured at each reporting date after the funding of the Initial Loan.

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

RSUs are share awards that entitle the holder to receive shares of common stock upon vesting and settlement of the awards. RSUs granted to employees generally vest over a four-year period with straight-line vesting in equal amounts, either in annual or quarterly installments. RSUs granted to newly hired non-executive employees generally vest over a four-year period, with 25% of the shares vesting on the first anniversary of the grant date and the remaining shares vesting in 12 equal quarterly installments thereafter. RSUs granted to newly hired executive employees generally vest over a four-year period, with shares vesting in four (4) equal annual installments. RSUs granted to executive and non-executive employees as merit awards generally vest in 16 equal quarterly installments following the grant date.

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

As of June 30, 2025 and December 31, 2024, there were 6,261,778 shares and 5,931,302 shares, respectively, of common stock available for issuance under the 2021 Plan.

The 2011 Plan was superseded by the 2021 Plan at the time of the initial public offering of the Company's common stock, which closed on July 15, 2021, and no further grants have been made under the 2011 Plan from the date the 2021 Plan became effective.

Stock Option Awards

The following table summarizes stock option activity under the 2021 Plan during the periods presented:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Average Intrinsic Value (in thousands)
Balances as of December 31, 2024	4,464,388	$9.23	6.5	$2,769
Grants	—	—
Forfeited/cancelled	(251,048)	13.54
Exercised/released	(77,538)	1.56
Balances as of June 30, 2025	4,135,802	$9.11	6.2	$3,253
Vested and exercisable as of June 30, 2025	3,433,934	$9.50	5.9	$2,553
Vested and expected to vest as of June 30, 2025	4,135,802	$9.11	6.2	$3,253

During the three months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense of $1.2 million and $1.9 million related to stock option awards, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense of $2.8 million and $3.8 million related to stock option awards, respectively. The Company did not grant any stock options during the six months ended June 30, 2025. The weighted-average grant-date fair values of stock options granted during the six months ended June 30, 2024 was $2.71.

The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2025 was $0.1 million and $0.1 million, respectively. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock options and the estimated fair value of the common stock on the date of exercise. As of June 30, 2025, the unrecognized stock-based compensation expense relating to unvested stock options was $2.6 million, which is expected to be recognized over a weighted-average period of approximately 1.1 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected term (in years)	N/A	6.13	N/A	6.13
Expected volatility	N/A	61.67%	N/A	61.67%
Risk-free interest rate	N/A	4.28%	N/A	4.28%
Dividend yield	N/A	–	N/A	–

Restricted Stock Units

The following table summarizes RSU activity under the 2021 Plan during the periods presented:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding, December 31, 2024	4,341,818	$5.57
Grants	2,717,608	2.92
Forfeited/cancelled	(250,137)	5.24
Vested	(874,208)	7.30
Outstanding, June 30, 2025	5,935,081	$4.16

During the three months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense of $2.5 million and $2.3 million related to the RSUs, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense of $5.0 million and $4.6 million related to the RSUs, respectively. As of June 30, 2025, the unrecognized stock-based compensation expense relating to RSUs was $21.0 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

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

As of June 30, 2025 and December 31, 2024, there were 1,996,797 and 1,631,076 shares of common stock available for issuance under the ESPP, respectively.

During the three and six months ended, June 30, 2025, participants purchased 143,658 shares for $0.4 million under the ESPP. As of June 30, 2025, the Company has collected payroll withholdings of $0.1 million in the current offering period for the purchase of shares under the ESPP. The Company recorded stock-based compensation expense of $0.1 million related to the ESPP for the three months ended June 30, 2025 and 2024. The Company recorded stock-based compensation expense of $0.2 million related to the ESPP for the six months ended June 30, 2025 and 2024.

The grant date fair value of shares issuable under the ESPP was calculated using the Black-Scholes valuation model using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected term (in years)	0.49 – 0.50	0.49 – 0.50	0.49 – 0.50	0.49 – 0.50
Expected volatility	71.55% – 72.80%	100.00% – 197.51%	71.55% – 72.80%	100.00% – 197.51%
Risk-free interest rate	4.27% – 4.47%	5.37% – 5.40%	4.27% – 4.47%	5.37% – 5.40%
Dividend yield	–	–	–	–

Stock-Based Compensation

The following is a summary of stock-based compensation expense by function (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of goods sold	$106	$94	$222	$200
Research and development	702	594	1,487	1,199
Selling, general and administrative	3,033	3,629	6,376	7,424
Total stock-based compensation expense	$3,841	$4,317	$8,085	$8,823

Note 9. Net Loss per Share Attributable to Common Stockholders

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. As the Company reported a net loss for the three and six months ended June 30, 2025 and 2024, basic net loss per share is the same as diluted net loss per share as the inclusion of potentially dilutive shares would have been antidilutive if included in the calculation.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(11,941)	$(12,329)	$(26,095)	$(28,595)
Denominator:
Weighted-average shares of common stock outstanding—basic and diluted	51,821,773	49,903,386	51,557,686	49,694,825
Net loss per share attributable to common stockholders—basic and diluted	$(0.23)	$(0.25)	$(0.51)	$(0.58)

The following potentially dilutive issued and outstanding securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive as a result of the net loss position:

	June 30,
	2025	2024
Stock option awards	4,135,802	4,675,830
Restricted stock units	5,935,081	4,785,524
Common stock warrants	161,783	135,686
Total	10,232,666	9,597,040

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

The following table summarizes select operating results information for each reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Surgical Glaucoma	$19,231	$20,244	$36,345	$38,501
Dry Eye	333	1,126	727	2,134
Total revenue	19,564	21,370	37,072	40,635
Cost of goods sold
Surgical Glaucoma	2,772	2,423	5,070	4,632
Dry Eye	205	602	321	1,187
Total cost of goods sold	2,977	3,025	5,391	5,819
Gross profit
Surgical Glaucoma	16,459	17,821	31,275	33,869
Dry Eye	128	524	406	947
Total gross profit	16,587	18,345	31,681	34,816
Operating expenses	(28,254)	(30,996)	(57,207)	(62,191)
Investment income	1,026	1,526	2,174	3,174
Interest expense	(1,284)	(1,145)	(2,547)	(2,350)
Loss on debt extinguishment	—	—	—	(1,962)
Other income (expense), net	24	(44)	(115)	(50)
Loss before income taxes	$(11,901)	$(12,314)	$(26,014)	$(28,563)

Note 11. Subsequent Events

On July 4, 2025, H.R.1 - One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact on its consolidated financial statements.

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

Our initial product development has focused on the treatment of two of the world’s most prevalent and underserved eye diseases, glaucoma and dry eye disease (“DED”). We have commercialized products in each of our two reportable operating segments, Surgical Glaucoma and Dry Eye. Our Surgical Glaucoma revenue consists of sales of our OMNI® Surgical System family of products ("OMNI"), currently comprised of our Ergo Series OMNI Surgical System and OMNI Edge Surgical System, and the SION® Surgical Instrument ("SION"), while our Dry Eye revenue consists of sales of the TearCare® System ("TearCare"), and related components and accessories. Each product is primarily sold through a highly involved direct sales model that offers intensive education, training and customer service. We believe this model not only enables us to differentiate our products and company from competitors, but also expands our addressable market by educating ECPs, patients and other stakeholders on our products and evolving treatment paradigms. Outside of the U.S., we have established direct commercial operations in the United Kingdom and Germany. We also sell OMNI in several other countries in Europe through distributors.

We sell OMNI and SION to facilities where ophthalmic surgeons perform outpatient procedures, such as ambulatory surgery centers ("ASCs") and hospital outpatient departments ("HOPDs"), which are typically reimbursed by Medicare or private payors for procedures using our products. We are focused on educating surgeons on the clinical benefits of earlier interventions with the comprehensive OMNI procedure, engagement efforts with accounts in light of reimbursement clarity, enhanced competitive counter selling, investments in targeted commercial resources, pseudophakic standalone market development, and the recent launch of our OMNI Edge Surgical System, an expansion of the OMNI family.

We sell TearCare to ECPs. Currently, there is no meaningful reimbursement coverage by Medicare or private payors for DED procedures, including TearCare, and patients typically pay out-of-pocket for TearCare, although some payors may agree to provide case-based coverage outside of a formal policy. We are continuing our controlled commercial launch and are focused on our comprehensive, clinical data-driven, long-term market development plan that aims to improve awareness and patient access to TearCare. In the fourth quarter of 2024, we instituted a price increase for our TearCare products to reflect the clinical value of our technology as part of our strategy to establish broader coverage with commercial payors and Medicare. This increase materially reduced customer demand for

TearCare in the fourth quarter of 2024 and the first half of 2025, and we believe it will continue to impact demand in the future unless and until broader reimbursement coverage can be established.

We have dedicated meaningful resources to execute our commercial strategy, while also seeking to reduce operating expenses and improve cost efficiencies to better align our operating structure for long-term, profitable growth. The overall success of our approach to eyecare to date is evidenced by over 330,000 estimated uses of Surgical Glaucoma products and their predicates in over 2,200 hospitals and ASCs in the U.S. and Europe, and over 70,000 estimated uses of TearCare in over 1,500 eyecare facilities in the U.S. through June 30, 2025.

We do not have, and do not currently intend to develop, any internal manufacturing capabilities or infrastructure, and rely on a limited number of third-party manufacturers, many of which are single source suppliers, for the components, accessories and materials that are utilized in the assembly of our products. We believe the manufacturing capacity provided by our current suppliers will be adequate to meet our current and anticipated manufacturing needs across all of our product lines. However, as part of our long-term manufacturing strategy, we are actively expanding third party manufacturing capacity and options for our products which we expect to be available to us starting in the first quarter of 2026 for certain products. We plan to continue to utilize third party contract manufacturers for our products and any related components.

Revenue in our Surgical Glaucoma segment for the six-months ended June 30, 2025 and 2024 was $36.3 million and $38.5 million, respectively, with gross margins for the same periods of 86.1% and 88.0%, respectively. Revenue in our Dry Eye segment for the six-months ended June 30, 2025 and 2024 was $0.7 million and $2.1 million, respectively, with gross margins for the same periods of 55.8% and 44.4%, respectively. For the six-months ended June 30, 2025, we generated more than 90% of our revenue from customers in the U.S.

Our Surgical Glaucoma revenue was down for the six months ended June 30, 2025 compared to the same period in 2024 due to a number of factors, including reimbursement coverage changes and increased competition from other MIGS devices. We expect to continue to experience adverse revenue impacts arising out of the restrictions on the performance of multiple MIGS procedures in combination with cataract surgery for Medicare patients in the jurisdictions administered by the five Medicare Administrative Contractors (“MACS”) that issued the local coverage determinations (“LCDs”) containing such restrictions, which restrictions became effective in the fourth quarter of 2024. We believe that these restrictions have led to a decrease in the number of overall MIGS devices used in procedures that are being performed, including procedures utilizing our OMNI technology. In addition, we expect our Surgical Glaucoma gross margins will be adversely impacted in 2025 by the tariffs imposed by the U.S. on China, since most of our OMNI and SION products are currently produced and assembled by a Taiwan-based manufacturer in China. In the six months ended June 30, 2025, we incurred increased cost of goods sold associated with tariff-related expenses of $0.1 million.

Our Dry Eye revenue was down for the six months ended June 30, 2025 compared to the same period in 2024 due to lower demand in the Dry Eye segment resulting from our increase in TearCare component pricing which took effect on October 1, 2024, as part of our strategy to achieve reimbursed market access for the TearCare procedure, though there is no guarantee as to the timing of reimbursement decisions or the amount of reimbursement. Given the earlier stage of TearCare’s commercial development, we expect our Dry Eye segment’s gross margins to be lower than our Surgical Glaucoma segment’s gross margins for the near- and medium-term due to the allocation of fixed labor and overhead costs to the segment's cost of goods sold. In addition, our Dry Eye gross margins could be adversely impacted in future periods by the tariffs imposed by the U.S. on China, since most of our TearCare SmartLids, are produced and assembled by a Taiwan-based manufacturer in China. However, there was no tariff impact for the six months ended June 30, 2025 due to our usage of inventory purchased prior to the implementation of these tariffs.

We expect Dry Eye gross margin to improve over time as market access expands, although these improvements may be partially offset by the impact of tariffs.

We believe in the importance of continued strategic investment in initiatives that:

•
further demonstrate our products’ clinical effectiveness and safety to potential customers, patients, payors and regulators, including (i) establishing OMNI and SION as standards of care of interventional glaucoma treatment among MIGS-trained surgeons, (ii) developing a standalone market segment with a focus on pseudophakic patients whose IOP is not well-controlled on two or more medications and who are at risk of disease progression, and (iii) increasing customer advocacy and pursuing equitable reimbursement including establishing coverage and/or payment rates for TearCare;

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

To date, our primary sources of capital have been private placements of redeemable convertible preferred stock, debt financing agreements, the sale of common stock in our initial public offering (“IPO”), and revenue from the sale of our products. As of June 30, 2025, we had cash and cash equivalents of $101.5 million, an accumulated deficit of $372.4 million and an outstanding interest-bearing term loan balance of $40.0 million plus a $2.4 million final payment under the Hercules Loan Agreement (excluding debt discount and amortized debt issuance costs).

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

Components of Our Results of Operations

Revenue

We currently derive the majority of our U.S. revenue from the sale of our OMNI and SION products to ASCs and HOPDs and from the sale of our TearCare products to ECPs. To date, the revenue from our Surgical Glaucoma segment has accounted for over 90% of our total revenue, substantially all of which was generated from sales within the U.S. Our Surgical Glaucoma customers place orders based on their expected procedure volume and reorder as needed, typically on a biweekly, monthly or bimonthly basis. Our TearCare customers typically purchase a TearCare System which consists of one or more TearCare SmartHubs® (“SmartHubs”), multiple single-use TearCare SmartLids® (“SmartLids”) and other accessories. After utilizing their initial inventory, customers can reorder SmartLids as needed. No single customer accounted for 10% or more of our revenue for the six months ended June 30, 2025 and 2024.

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

Gross Profit and Gross Margin

We calculate gross profit as revenue minus cost of goods sold. We calculate gross margin as gross profit divided by revenue. Our gross profit and gross margin have been, and we believe they will continue to be, affected by a variety of factors, including differences in segment gross profit and gross margins, changes in average selling prices, changes in product reimbursement rates, product sales mix, production and ordering volumes, manufacturing, tariff and freight costs, product yields, and headcount. In general, we expect our gross profit to increase over time as our revenue increases, and we expect our gross margins to increase over the long term to the extent our production and ordering volumes increase and as we spread the fixed portion of our overhead costs over a larger number of units produced.

We intend to use our design, engineering and manufacturing know-how and capabilities to further advance and improve the efficiency of our suppliers’ manufacturing processes, which we believe will reduce costs and increase our gross margins. However, we expect our gross margins will be adversely impacted by the tariffs imposed by the U.S. on China and other manufacturing countries of origin for our products for as long as the tariffs are in effect. Most of our OMNI and SION products, as well as our TearCare SmartLids, are currently produced and assembled by a Taiwanese manufacturer out of its China manufacturing facilities; however we expect that a portion of our product volumes will be produced in additional manufacturing facilities outside of China starting with our OMNI Edge product line in the first quarter of 2026, with additional products added in 2026.

Our gross margins could fluctuate from quarter to quarter due to a number of factors, including variations in product mix, changes in product reimbursement rates or average selling prices, transitions to new suppliers, introduction of new products by us or our competitors, adoption of new manufacturing processes and technologies, and responses to evolving macroeconomic and geopolitical conditions, including the adoption of new or increased tariffs by the United States, China, and other countries.

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

Other Income (Expense), Net

Other income (expense), net primarily consists of income and expenses that do not originate from our primary business.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024 (dollars in thousands)

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(unaudited)
Revenue
Surgical Glaucoma	$19,231	$20,244	$(1,013)	(5.0)%
Percentage of total revenue	98.3%	94.7%
Dry Eye	333	1,126	(793)	(70.4)
Percentage of total revenue	1.7%	5.3%
Total revenue	19,564	21,370	(1,806)	(8.5)
Cost of goods sold
Surgical Glaucoma	2,772	2,423	349	14.4
Dry Eye	205	602	(397)	(65.9)
Total cost of goods sold	2,977	3,025	(48)	(1.6)
Gross profit
Surgical Glaucoma	16,459	17,821	(1,362)	(7.6)
Dry Eye	128	524	(396)	(75.6)
Total gross profit	16,587	18,345	(1,758)	(9.6)
Gross margin
Surgical Glaucoma	85.6%	88.0%
Dry Eye	38.4%	46.5%
Total gross margin	84.8%	85.8%
Operating expenses
Research and development	4,387	4,316	71	1.6
Selling, general and administrative	23,867	26,680	(2,813)	(10.5)
Total operating expenses	28,254	30,996	(2,742)	(8.8)
Loss from operations	(11,667)	(12,651)	984	7.8
Investment income	1,026	1,526	(500)	(32.8)
Interest expense	(1,284)	(1,145)	(139)	(12.1)
Loss on debt extinguishment	—	—	—	—
Other income (expense), net	24	(44)	68	154.5

Loss before income taxes	(11,901)	(12,314)	413	3.4
Provision for income taxes	40	15	25	166.7
Net loss and comprehensive loss	$(11,941)	$(12,329)	$388	3.1%

Revenue. Revenue was $19.6 million during the three months ended June 30, 2025, a decrease of $1.8 million, or 8.5% compared to $21.4 million in the prior year comparable period. Our Surgical Glaucoma revenue for the three months ended June 30, 2025 was $19.2 million, a decrease of $1.0 million, or 5.0%, from the prior year comparable period. The overall decrease in Surgical Glaucoma revenue was primarily attributable to a decrease in the number of OMNI units sold in the comparable periods. This decrease was primarily driven by a decrease in unit utilization per ordering facility, primarily due to the restrictions on the performance of multiple MIGS procedures in combination with cataract surgery for Medicare patients in the jurisdictions administered by the five MACS that issued the LCDs containing such restrictions, which restrictions became effective in the fourth quarter of 2024.

Our Dry Eye revenue for the three months ended June 30, 2025 was $0.3 million, a decrease of $0.8 million, or 70.4%, from the prior year comparable period. The overall decrease in Dry Eye revenue was primarily due to decreased volumes of SmartLids purchased, and fewer new customers added in the period, which led to lower SmartHub revenue. The primary reason that fewer products were sold was due to our focus on the next phase of our commercial strategy for the Dry Eye segment, which involves achieving reimbursed market access for our TearCare products instead of generating sales through a cash-pay model.

Cost of Goods Sold. Cost of goods sold was $3.0 million during the three months ended June 30, 2025, flat compared to $3.0 million in the prior year comparable period. Our Surgical Glaucoma cost of goods sold increased $0.3 million as compared to the prior year comparable period. The increase was primarily driven by higher overhead costs per unit, tariff costs, and product sales mix, partially offset by higher average selling prices. Our Dry Eye cost of goods sold decreased $0.4 million in the three months ended June 30, 2025 compared to the prior year comparable period, primarily driven by lower revenue.

Gross Profit and Gross Margin. Our total gross profit was $16.6 million in the three months ended June 30, 2025, a decrease of $1.8 million from the prior year comparable period. Our gross margin for the three months ended June 30, 2025 decreased to 84.8%, from 85.8% in the prior year comparable period. Gross margin in our Surgical Glaucoma segment was 85.6% for the three months ended June 30, 2025, a decrease from 88.0% for the prior year comparable period, primarily due to higher overhead costs per unit, tariff costs, and product sales mix. In our Dry Eye segment, gross margin decreased from 46.5% for the three months ended June 30, 2024 to 38.4% for the three months ended June 30, 2025, primarily driven by product sales mix and higher overhead costs per unit associated with lower sales volumes.

Research and Development Expenses. R&D expenses were $4.4 million for the three months ended June 30, 2025, an increase of less than $0.1 million from the prior year comparable period. R&D expenses were consistent in the comparative periods with slightly lower general R&D expenses and payroll expenses, partially offset by increased spending in other areas in the prior period.

Selling, General, and Administrative Expenses. SG&A expenses were $23.9 million for the three months ended June 30, 2025, a decrease of $2.8 million from the prior year comparable period. The decrease was primarily driven by a $2.3 million decrease in legal expenses, a $0.6 million decrease in stock-based compensation expenses, and a $0.3 million decrease in commissions and bonuses. Partially offsetting these expense decreases was a $0.4 million increase in payroll-related expenses.

Investment Income. Investment income was $1.0 million for the three months ended June 30, 2025, a decrease of $0.5 million from the prior year comparable period, due to lower investment balances as well as lower yields on held-to-maturity investments during the current period.

Interest Expense. Interest expense increased $0.1 million during the three months ended June 30, 2025 compared to the prior year comparable period, due to higher outstanding principal balances on the Hercules Loan Agreement.

Loss on Debt Extinguishment. There was no loss on debt extinguishment for either of the three months ended June 30, 2025 and 2024.

Other Income (Expense), Net. Other income (expense), net was income of less than $0.1 million for the three months ended June 30, 2025, compared to expense of less than $0.1 million for the prior year comparable period.

Comparison of the Six Months Ended June 30, 2025 and 2024 (dollars in thousands)

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(unaudited)
Revenue
Surgical Glaucoma	$36,345	$38,501	$(2,156)	(5.6)%
Percentage of total revenue	98.0%	94.7%
Dry Eye	727	2,134	(1,407)	(65.9)
Percentage of total revenue	2.0%	5.3%
Total	37,072	40,635	(3,563)	(8.8)
Cost of goods sold
Surgical Glaucoma	5,070	4,632	438	9.5
Dry Eye	321	1,187	(866)	(73.0)
Total	5,391	5,819	(428)	(7.4)
Gross profit
Surgical Glaucoma	31,275	33,869	(2,594)	(7.7)
Dry Eye	406	947	(541)	(57.1)
Total	31,681	34,816	(3,135)	(9.0)
Gross margin
Surgical Glaucoma	86.1%	88.0%
Dry Eye	55.8%	44.4%
Total	85.5%	85.7%
Operating expenses
Research and development	8,817	8,952	(135)	(1.5)
Selling, general and administrative	48,390	53,239	(4,849)	(9.1)
Total operating expenses	57,207	62,191	(4,984)	(8.0)
Loss from operations	(25,526)	(27,375)	1,849	6.8
Investment income	2,174	3,174	(1,000)	(31.5)
Interest expense	(2,547)	(2,350)	(197)	(8.4)
Loss on debt extinguishment	—	(1,962)	1,962	n.m.
Other income (expense), net	(115)	(50)	(65)	(130.0)

Loss before income taxes	(26,014)	(28,563)	2,549	8.9
Provision for income taxes	$81	$32	49	153.1
Net loss and comprehensive loss	(26,095)	(28,595)	$2,500	8.7%

Revenue. Revenue was $37.1 million during the six months ended June 30, 2025, a decrease of $3.6 million, or 8.8% compared to $40.6 million in the prior year comparable period. Our Surgical Glaucoma revenue for the six months ended June 30, 2025 was $36.3 million, a decrease of $2.2 million, or 5.6%, from the prior year comparable period. The overall decrease in Surgical Glaucoma revenue was primarily attributable to a decrease in the number of OMNI units sold in the current period compared to the prior year comparable period. This decrease was primarily driven by a decrease in unit utilization per ordering facility, primarily due to the restrictions on the performance of multiple MIGS procedures in combination with cataract surgery for Medicare patients in the jurisdictions administered by the five MACS that issued the LCDs containing such restrictions, which restrictions became effective in the fourth quarter of 2024.

Our Dry Eye revenue for the six months ended June 30, 2025 was $0.7 million, a decrease of $1.4 million, or 65.9%, from the prior year comparable period. The overall decrease in Dry Eye revenue was primarily due to decreased volumes of SmartLids purchased after our TearCare System price increases that went into effect on October 1, 2024 and fewer new customers added in the period, which led to lower SmartHub revenue. The primary reason that fewer products were sold was due to our focus on the next phase of our commercial strategy for the Dry Eye segment, which involves achieving reimbursed market access for our TearCare products instead of adding customers through a cash-pay model.

Cost of Goods Sold. Cost of goods sold was $5.4 million during the six months ended June 30, 2025, a decrease of $0.4 million from $5.8 million in the prior year comparable period. Our Surgical Glaucoma cost of goods sold increased $0.4 million as compared to the prior year comparable period. The increase was primarily driven by higher overhead costs per unit, tariff costs, and product sales mix.

Our Dry Eye cost of goods sold decreased $0.9 million in the six months ended June 30, 2025 compared to the prior year comparable period, primarily driven by lower revenue resulting from the shift in pricing strategy, partially offset by higher average selling prices.

Gross Profit and Gross Margin. Our total gross profit was $31.7 million in the six months ended June 30, 2025, a decrease of $3.1 million from the prior year comparable period. Our gross margin for the six months ended June 30, 2025 decreased to 85.5%, from 85.7% in the prior year comparable period. Gross margin in our Surgical Glaucoma segment was 86.1% for the six months ended June 30, 2025, a decrease from 88.0% for the prior year comparable period, primarily due to product sales mix and higher overhead costs per unit. In our Dry Eye segment, gross margin increased from 44.4% for the six months ended June 30, 2024 to 55.8% for the six months ended June 30, 2025, primarily driven by the price increase for our TearCare SmartLids.

Research and Development Expenses. R&D expenses were $8.8 million for the six months ended June 30, 2025, a decrease of $0.1 million from the prior year comparable period. R&D expenses were consistent period over period, with a slight decline in payroll expenses and general R&D expense from the prior year comparable period, which were partially offset by increased spending in other areas.

Selling, General, and Administrative Expenses. SG&A expenses were $48.4 million for the six months ended June 30, 2025, a decrease of $4.8 million from the prior year comparable period. The decrease was primarily driven by a $5.3 million decrease in legal expenses, a $1.0 million decrease in stock-based compensation expenses, and a $0.7 million decrease in commissions and bonuses. These declines were partially offset by a $1.1 million increase in sales training and marketing costs, and a $1.0 million increase in payroll-related expenses.

Investment Income. Investment income was $2.2 million for the six months ended June 30, 2025, a decrease of $1.0 million from the prior year comparable period, due to lower investment balances as well as lower yields on held-to-maturity investments during the current period.

Interest Expense. Interest expense increased $0.2 million during the six months ended June 30, 2025 compared to the prior year comparable period, due to higher outstanding principal balances associated with the Hercules Loan Agreement.

Loss on Debt Extinguishment. There was no loss on debt extinguishment for the six months ended June 30, 2025. We recognized loss on debt extinguishment of $2.0 million for the six months ended June 30, 2024, associated with refinancing the indebtedness under our prior secured credit facility (the “Prior Loan Agreement”).

Other Income (Expense), Net. Other expense, net was expense of $0.1 million for the six months ended June 30, 2025, compared to expense of less than $0.1 million for the prior year comparable period.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024

Net cash used in operating activities	$(19,148)	$(19,254)
Net cash used in investing activities	(210)	(197)
Net cash provided by (used in) financing activities	501	(501)
Net change in cash and cash equivalents	$(18,857)	$(19,952)

Net Cash Used in Operating Activities. Net cash used in operating activities for the six months ended June 30, 2025 was $19.1 million, consisting primarily of a net loss of $26.1 million, as well as a net change in our operating assets and liabilities of $2.2 million, partially offset by non-cash charges of $9.1 million. The net change in our operating assets and liabilities was primarily due to a $4.5 million decrease in accrued compensation. This change was partially offset by a $1.1 million decrease in accounts receivable, a $0.4 million increase in accounts payable, and a $0.1 million decrease in our inventory balance. The non-cash charges primarily consisted of $8.1 million related to stock-based compensation expense, $0.5 million of accretion of debt discount and debt issuance costs, $0.3 million of depreciation and amortization, and $0.2 million of noncash operating lease expense.

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

Net Cash Used in Investing Activities. Net cash used in investing activities for both the six months ended June 30, 2025 and 2024 was $0.2 million. The cash used in both periods was for purchases of property and equipment.

Net Cash (Used in) Provided by Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2025 was $0.5 million, consisting primarily of proceeds from the exercise of stock options and proceeds from employee stock plan purchases. Net cash used in financing activities for the six months ended June 30, 2024 was $0.5 million, consisting primarily of the costs associated with the refinancing of the outstanding term loan agreement.

Liquidity and Capital Resources

Sources of Liquidity

To date, our primary sources of capital have been private placements of redeemable convertible preferred stock, the sale of common stock in our IPO, debt financing arrangements, and revenue from the sale of our products. In January 2024, we entered into a Loan and Security Agreement (the “Hercules Loan Agreement”) with Hercules Capital, Inc (“Hercules”) and certain of its affiliates (collectively with Hercules, the “Lenders”), which provides for a senior secured term loan facility in the aggregate principal amount of up to $65.0 million. We used the proceeds from an initial $35.0 million tranche (the “Initial Loan”) funded under the Hercules Loan Agreement to discharge our indebtedness under the Prior Loan Agreement with our prior lenders. In December 2024, we consummated the drawdown of the $5.0 million Tranche I(b) term loan advance (the "Tranche I(b) Loan") contemplated by the Hercules Loan Agreement.

As of June 30, 2025, we had cash and cash equivalents of $101.5 million, an accumulated deficit of $372.4 million, and an outstanding term loan balance of $40.0 million plus a $2.4 million final payment under the Hercules Loan Agreement (excluding debt discount and amortized debt issuance costs). Based on our current planned operations, we expect our cash and cash equivalents balance, as well as other sources of liquidity, will enable us to fund our operations for at least the next 12 months and the foreseeable future.

Our historical cash outflows have primarily been associated with cash used for operating activities such as sales, marketing and commercialization of our products, research and development activities, regulatory and market access activities, intellectual property enforcement and portfolio expansion, capital expenditures and debt service costs. Our cash requirements will be significantly impacted by our ability to manage and grow our business by maintaining and expanding our sales to existing customers or introducing our products to new customers; our ability to obtain and maintain sufficient reimbursement for our products, including successfully protecting reimbursement for our Surgical Glaucoma products and establishing sufficient reimbursement for our Dry Eye products; the level of our investment in commercialization and research and development activities, including clinical trials; whether we enter into any strategic acquisitions or investments, and the timing and amount of the associated capital expenditures; our entry and expansion into new markets; the outcome of our litigation against Alcon, including receipt of any final, non-appealable award thereunder; and competitive dynamics within our industry. There are numerous factors that may impact our long-term cash requirements, and we are unable to accurately predict them at this time. An extended period of global supply chain disruption, geopolitical or trade tensions, or economic uncertainty could materially affect our business, results of operations, financial condition, and access to sources of liquidity. For example, the U.S. has recently imposed tariffs that apply to all of our products and product components imported from China, which will increase the cost of our products and components and have a negative impact on our gross margins and liquidity.

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

In addition to the Initial Loan and the Tranche 1(b) Loan, the Hercules Loan Agreement provides additional tranches available to us (the “Tranche Loans,” and together with the Initial Loan and the Tranche I(b) Loan, the “Term Loans). Tranche 2 consisted of $10.0 million available to draw through September 15, 2025, contingent upon the achievement of certain performance milestones prior to June 30, 2025, which milestones were not met and thus this Tranche 2 is not available to the Company. Tranche 3 consists of $15.0 million available to draw through the interest only period in increments of $5.0 million, subject to the sole approval of Hercules' investment committee.

The Hercules Loan Agreement provides for a maturity date of July 1, 2028, with an interest only period running for the first 30 months of the agreement term. This interest-only period was extendable for an additional six months for a total of 36 months upon the achievement of certain performance milestones prior to June 30, 2025; these milestones were not met by the June 30, 2025 deadline and thus the six-month extension of the interest only period is not available to the Company. The Term Loans accrue interest at a floating annual rate equal to the greater of 10.35%, or the Wall Street Journal prime rate plus 2.35%, with the interest rate equal to 10.35% at June 30, 2025. The final payment fee is set at 5.95% of the funded balance, which is recognized as a debt discount and is being accreted into the amortization of debt issuance costs using the effective interest rate method over the term of the loan.

In conjunction with the funding of the Initial Loan, we issued warrants to the Lenders to purchase up to an aggregate of 135,686 shares of our common stock at an exercise price of $5.159 per share, which were recorded and classified as equity. On December 10, 2024, upon the funding of the Tranche I(b) Loan, we issued additional warrants to the Lenders to purchase 26,095 shares of our common stock at an exercise price of $3.83 per share. Each warrant is exercisable for a period of seven years from the date of issuance. If the additional Term Loans are funded, we will be obligated to issue to the Lenders additional warrants to purchase common stock in an amount equal to 2.0% of the funded balance of each tranche loan under the Hercules Loan Agreement, divided by the exercise price on the date we draw funds under such tranche loan. The exercise price will be calculated using the five-day volume-weighted average stock price as of such date. See Note 7, Stockholders' Equity, for additional information regarding these common stock warrants.

The obligations under the Hercules Loan Agreement are guaranteed by us and our future subsidiaries, subject to exceptions for certain foreign subsidiaries. The obligations under the agreement are secured by substantially all of our assets, including its material intellectual property. Additionally, we are subject to customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. We are also subject to certain minimum cash and revenue covenants under the Hercules Loan Agreement. We were in compliance with all covenants as of June 30, 2025.

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

There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report under the heading “Critical Accounting Estimates."

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

As of June 30, 2025, we had cash and cash equivalents of $101.5 million, which consisted of bank deposits, money market funds, and U.S. treasury bills. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.

The Hercules Loan Agreement contains a floating rate equal to the greater of 10.35% or the Prime Rate plus 2.35%, with an interest rate equal to 10.35% as of June 30, 2025. Based upon the balance outstanding as of June 30, 2025, a hypothetical 1.0% (100 basis points) change in interest rates would not have a material impact on our financial statements.

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

Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business strategy depends on our ability to manufacture our current and future products in sufficient quantities, on terms acceptable to us, and on a timely basis to meet customer demand, while adhering to product quality standards, complying with regulatory requirements, and managing manufacturing and import costs. We do not have, and do not currently intend to develop, any internal manufacturing capabilities or infrastructure, and we rely on a limited number of third-party manufacturers, many of which are single-source suppliers, for the components, accessories, materials and assembly that we utilize in our products. Specifically, most of our OMNI and SION products, as well as our TearCare SmartLids, are produced and assembled by a single Taiwan-based manufacturer in China. These commercial products comprise substantially all of our current revenue. Our suppliers may be unwilling or unable to supply products or components to us reliably and at the levels we anticipate or that are required by our customers, or we may be unable to purchase these items on terms that are acceptable to us, or at all.

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

Geopolitical tensions between the U.S. and China, and between the U.S. and other countries, have created considerable political and economic unrest and uncertainty that may adversely impact our business. As discussed above, most of our products are produced and assembled at a manufacturing facility in China. There is currently significant uncertainty about the relationship between the U.S. and China with respect to a number of geopolitical issues, including trade policies, government regulations and tariffs, and we expect this uncertainty will continue in future periods. Commencing in February 2025, the U.S. has imposed a significant new tariff on products imported from China. The tariff rate has fluctuated significantly since its inception and may continue to vary materially in the future.

This tariff applies to all of our products and product components imported from China. China has responded with certain retaliatory tariffs, and the U.S. and China could implement additional retaliatory tariffs. The China tariff has increased the cost of our products and components and will likely have a negative impact on our gross margins for as long as it remains in effect. For instance, at the previously implemented tariff rate of 145%, we expected that our Surgical Glaucoma segment’s unmitigated tariff exposure would increase its cost of goods sold by between approximately $3.5 million and $4.5 million for full year 2025. Although this 145% tariff rate was subsequently lowered, there can be no assurance that U.S. tariff rate on products imported from China will not increase again or materially and adversely affect our cost of goods sold in the future. Any further escalation in the use of retaliatory trade tariffs between the U.S. and China could cause a further increase in the cost of our products and components. There is also the risk that new tariffs could be implemented with other U.S. trading partners. These tariffs may cause supply chain disruptions and will also likely increase the shipping and other logistical costs involved in importing our products and components, which would further adversely impact our gross margins.

To mitigate these risks, we are evaluating additional manufacturing locations to produce and assemble our products and are in the process of establishing additional manufacturing lines outside of China. We have also increased our inventory levels of certain products to reduce the impact of further China tariff increases. However, at least through 2025 and into 2026, we expect the substantial majority of our products will continue to be manufactured in China, and will therefore continue to be subject to the prevailing tariff rates.

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

On September 16, 2021, we filed suit in the U.S. District Court for the District of Delaware (C.A. No. 1:21-cv-01317) (the “Court”) alleging that Ivantis, Inc. (“Ivantis”) directly and indirectly infringes our U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 by making, using, selling, and offering for sale the Hydrus® Microstent. Our complaint sought money damages and injunctive relief. On January 24, 2022, Ivantis asserted counterclaims requesting declaratory judgments that our asserted patents-in-suit are not infringed and/or invalid. On August 1, 2022, we filed an amended complaint alleging that Alcon Inc., Alcon Vision, LLC and Alcon Research,

LLC (collectively, “Alcon”) infringe the four originally asserted patents by making, using, selling, and offering for sale the Hydrus® Microstent, and that all defendants also infringe U.S. Patent No. 11,389,328. The defendants asserted counterclaims requesting declaratory judgments that our asserted patents-in-suit are not infringed and/or are invalid. In September 2022, Ivantis and Alcon filed petitions with the U.S. Patent Office seeking inter partes review of U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 (IPR2022-01529, IPR2022-01530, IPR2022-01533, IPR2022-01540), each of which the U.S. Patent Office (“USPTO”) denied for raising prior art references and invalidity arguments that were cumulative of those previously considered by the USPTO.

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

In June 2025, Alcon filed petitions with the USPTO for ex parte reexaminations, challenging the validity of each of the three patents that we asserted in the litigation based on prior art patents and publications. The USPTO has not yet decided whether to proceed with the reexaminations. We intend to defend our patents vigorously in front of the USPTO. However, it is possible that the April 2024 jury verdict in our favor, including our ability to collect past damages and ongoing royalties, may be materially and adversely impacted if the reexamination proceedings are instituted and result in final, non-appealable judgments of invalidity of the asserted claims of the patents-in-suit before a final, non-appealable judgment is entered by the Court in the patent infringement litigation or if the asserted claims are amended during the reexamination proceedings. For example, entry of such judgements of invalidity by the USPTO could include vacating the jury verdict and finding the patents invalid. We are presently unable to predict the outcome of this lawsuit or the ex parte reexamination proceedings or to reasonably estimate the potential financial impact of the lawsuit or ex parte reexamination proceedings on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On July 14, 2021, our registration statement on Form S-1 (File No. 333-257320) relating to our IPO became effective. The IPO closed on July 15, 2021, at which time we issued 11,500,000 shares of our common stock at a price of $24.00 per share.

The net proceeds raised in the IPO have been exhausted, and there were no material changes in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on July 15, 2021 pursuant to Rule 424(b) under the Securities Act.

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

Name & Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Jeremy B. Hayden, Chief Legal Officer(1)	Modification	August 28, 2024	June 12, 2026	48,000

(1) On June 13, 2025, Jeremy B. Hayden modified his existing 10b5-1 trading plan, dated August 28, 2024, to extend the expiration date from August 25. 2025 to June 12, 2026.

Other than as disclosed above, during the three months ended June 30, 2025, none of our directors or officers adopted, terminated, or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

SIGHT SCIENCES, INC.

Date: August 7, 2025	By:	/s/ Alison Bauerlein
Alison Bauerlein
Chief Financial Officer
(Principal Financial and Accounting Officer)