Form 10-Q
period 2025-09-30
Sight Sciences, Inc.
filed 2025-11-06
CIK 1531177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of the close of business on October 31, 2025, the registrant had 52,871,731 shares of Common Stock, par value $0.001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Sight Sciences,” “we,” “us” and “our” refer to Sight Sciences, Inc.

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (this "Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•
our ability to obtain and maintain sufficient reimbursement for our products, including our ability to successfully protect reimbursement for our Surgical Glaucoma products and expand and maintain sufficient reimbursement for our Dry Eye products;
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
•
our ability to obtain capital on favorable terms, if and when needed, including through debt or equity financings;
•
the volatility of the trading price of our common stock;
•
our expectation regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act (the "JOBS Act") or a smaller reporting company under applicable Securities and Exchange Commission ("SEC") rules; and
•
our ability to maintain proper and effective internal controls.

Actual events or results may differ from those expressed in or implied by forward-looking statements. As such, you should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, prospects, strategy, and financial needs. The outcomes of the events described in these forward-looking statements are subject to risks, uncertainties, assumptions, and other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 7, 2025 (our "Annual Report"), our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025 filed with the SEC on May 8, 2025 and August 7, 2025, respectively, and elsewhere in this Quarterly Report. Moreover, we operate in a highly competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SIGHT SCIENCES, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$92,373	$120,357
Accounts receivable, net of allowance for credit losses of $224 and $689 at September 30, 2025 and December 31, 2024, respectively	9,744	10,786
Inventory, net	7,984	6,325
Prepaid expenses and other current assets	3,494	2,306
Total current assets	113,595	139,774
Property and equipment, net	1,545	1,580
Operating lease right-of-use assets	568	935
Other noncurrent assets	548	550
Total assets	$116,256	$142,839
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,742	$1,691
Accrued compensation	6,192	9,680
Accrued and other current liabilities	3,897	4,097
Total current liabilities	11,831	15,468

Long-term debt, net	40,069	39,356
Other noncurrent liabilities	66	492
Total liabilities	51,966	55,316
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 52,474,227 and 50,937,999 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	52	51
Additional paid-in-capital	444,799	433,769
Accumulated deficit	(380,561)	(346,297)
Total stockholders’ equity	64,290	87,523
Total liabilities and stockholders’ equity	$116,256	$142,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$19,906	$20,157	$56,978	$60,792
Cost of goods sold	2,709	3,250	8,100	9,068
Gross profit	17,197	16,907	48,878	51,724
Operating expenses:
Research and development	3,352	4,746	12,169	13,698
Selling, general and administrative	21,750	23,390	70,139	76,629
Total operating expenses	25,102	28,136	82,308	90,327
Loss from operations	(7,905)	(11,229)	(33,430)	(38,603)
Investment income	965	1,454	3,139	4,628
Interest expense	(1,306)	(1,151)	(3,853)	(3,501)
Loss on debt extinguishment	—	—	—	(1,962)
Other (expense) income, net	(2)	26	(118)	(25)
Loss before income taxes	(8,248)	(10,900)	(34,262)	(39,463)
Provision for income taxes	(79)	166	2	198
Net loss and comprehensive loss	$(8,169)	$(11,066)	$(34,264)	$(39,661)
Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	$(0.22)	$(0.66)	$(0.79)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	52,377,805	50,340,603	51,834,063	49,911,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2025	52,033,403	$52	$442,352	$(372,392)	$70,012
Issuance of common stock upon exercise of stock options	95,661	—	27	—	27
Issuance of common stock upon vesting of restricted stock units	345,163	—	—	—	—
Withholding taxes on net share settlement of restricted stock units	—	—	(1)	—	(1)
Stock-based compensation expense	—	—	2,421	—	2,421
Net loss	—	—	—	(8,169)	(8,169)
Balance at September 30, 2025	52,474,227	52	444,799	(380,561)	64,290

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	50,937,999	$51	$433,769	$(346,297)	$87,523
Issuance of common stock upon exercise of stock options	173,199	—	148	—	148
Issuance of common stock upon vesting of restricted stock units	1,219,371	1	(1)	—	—
Withholding taxes on net share settlement of restricted stock units	—	—	(55)	—	(55)
Employee stock purchase plan purchases	143,658	—	433	—	433
Stock-based compensation expense	—	—	10,505	—	10,505
Net loss	—	—	—	(34,264)	(34,264)
Balance at September 30, 2025	52,474,227	52	444,799	(380,561)	64,290

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

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(34,264)	$(39,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	379	536
Accretion of debt discount and debt issuance costs	714	550
Stock-based compensation expense	10,505	13,131
Allowance (benefit) for credit losses	28	(68)
Provision (benefit) for excess and obsolete inventories	(3)	(105)
Noncash operating lease expense	368	481
Loss on disposal of property and equipment	4	23
Noncash loss on debt extinguishment	—	1,033
Changes in operating assets and liabilities:
Accounts receivable	1,014	1,427
Inventory	(1,656)	1,863
Prepaid expenses and other current assets	(926)	(280)
Other noncurrent assets	(134)	(35)
Accounts payable	50	(41)
Accrued compensation	(3,488)	3,360
Accrued and other current liabilities	(458)	418
Other noncurrent liabilities	—	(1,524)
Net cash used in operating activities	(27,867)	(18,892)
Cash flows from investing activities
Purchases of property and equipment	(380)	(248)
Net cash used in investing activities	(380)	(248)
Cash flows from financing activities
Net proceeds from Hercules Loan Agreement	—	34,526
Repayment of Prior Loan Agreement	—	(35,375)
Debt issuance costs	—	(238)
Proceeds from employee stock purchase plan purchases	433	450
Taxes paid on net share settlement of restricted stock units	(55)	(20)
Proceeds from exercise of common stock options	148	232
Net cash provided by (used in) financing activities	526	(425)
Net change in cash, cash equivalents, and restricted cash	(27,721)	(19,565)
Cash, cash equivalents, and restricted cash at beginning of period	120,357	138,129
Cash, cash equivalents, and restricted cash at end of period	$92,636	$118,564
Restricted cash	263	—
Cash and cash equivalents at end of period	$92,373	$118,564

Supplemental disclosure of cash flow information
Cash paid for interest	$3,140	$3,023
Supplemental noncash disclosure of investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$—	$43
Common stock warrants issued upon execution of Hercules Loan Agreement	$—	$609

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

The Company's product portfolio aligns with its two reportable operating segments: Surgical Glaucoma and Dry Eye. The products for the Surgical Glaucoma segment consist of the OMNI® Surgical System family of products ("OMNI") and the SION® Surgical Instrument ("SION"). The Company’s commercial OMNI offerings, consisting of the Ergo Series of the OMNI Surgical System ("OMNI Ergo") and the OMNI EDGE Surgical System ("OMNI EDGE") are implant-free, minimally invasive glaucoma surgery technologies. OMNI Ergo and OMNI EDGE are indicated in the United States to reduce intraocular pressure in adult patients with primary open-angle glaucoma. The OMNI Ergo is CE Marked for the catheterization and transluminal viscodilation of Schlemm’s canal and cutting of the trabecular meshwork to reduce intraocular pressure in adult patients with open-angle glaucoma. SION is a bladeless, manually operated device used in ophthalmic surgical procedures to excise trabecular meshwork. The product portfolio for the Dry Eye segment consists of the TearCare® System ("TearCare") for ophthalmologists and optometrists. TearCare is a proprietary, interventional, dry eye device designed to melt and facilitate the comprehensive removal of meibomian gland obstructions and restore gland functionality and healthy oil production for adult patients with evaporative dry eye disease due to meibomian gland disease when used in conjunction with manual expression of the meibomian glands, enabling clearance of gland obstructions by physicians to address the leading cause of dry eye disease.

Liquidity Considerations

Since inception, the Company has incurred losses and negative cash flows from operations. As of September 30, 2025, the Company had an accumulated deficit of $380.6 million and recorded a net loss of $34.3 million for the nine months then ended and expects to incur additional losses in the future.

The Company believes its cash and cash equivalents balance, and other existing sources of liquidity will satisfy its working capital and capital resource requirements for at least 12 months from the date of issuance of these condensed consolidated financial statements. Any failure to generate increased revenue, achieve improved gross profit, or control operating costs could require the Company to raise additional capital through equity or debt financing. Such additional financing may not be available on acceptable terms, or at all. If the Company is unable to improve its financial performance, or to secure additional funding when desired, it may need to delay the development of its products, reduce research and development activities, modify or abandon planned future expenditures, or reduce operating costs. Any of these actions could harm the Company’s business, requiring it to change its business strategy, scale back its operations, or limit its ability to achieve its strategic objectives.

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

The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's financial information contained herein. The condensed consolidated balance sheet as of December 31, 2024 is derived from the Company's consolidated audited financial statements as of that date. These interim condensed consolidated financial statements do not include all disclosures required by US GAAP and should be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes thereto for the fiscal year ended December 31, 2024, which are contained in the Annual Report. The Company's results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of 90 days or less, when purchased, to be cash and cash equivalents. Cash and cash equivalents include U.S. treasury securities that are classified as held-to-maturity and recorded at amortized cost in the financial statements. The remainder of cash and cash equivalents consists of checking and savings deposits, as well as money market funds, recorded at cost, which approximates fair value. The Company’s cash balances exceed those that are federally insured. To date, the Company has not recognized any losses as a result of uninsured balances.

The Company also has restricted cash balances, which consist of checking and savings deposits, recorded at cost, which approximates fair value. These restricted cash balances are held as collateral in conjunction with the Company’s corporate credit card program. As of September 30, 2025, the Company had $0.3 million in restricted cash, which is recorded in prepaid and other current assets in the Company’s condensed consolidated balance sheets.

Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant tax provisions, such as the permanent extension of certain expiring provision of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions, including the capitalization of certain R&D costs. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

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

As of September 30, 2025, there are no additional ASUs issued and not yet adopted that are expected to have a material impact on the Company's financial statements and related disclosures.

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

The Company's cash and cash equivalents included Level 1 investments in U.S. treasury securities and money market funds. The Company had investments in money market funds of $15.3 million and $6.4 million as of September 30, 2025 and December 31, 2024, respectively. In addition, the Company had investments in U.S. treasury securities of $71.7 and $106.5 million as of September 30, 2025 and December 31, 2024, respectively. These U.S. treasury securities are classified as held-to-maturity and all have been purchased with original maturities of 90 days or less. Held-to-maturity debt securities are recorded at amortized cost in the financial statements.

	September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$71,705	$10	$—	$71,715

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$106,535	$37	$—	$106,572

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of September 30, 2025 and December 31, 2024, total debt of $40.1 million and $39.4 million was reported at amortized cost, respectively. This outstanding debt is classified as Level 2 as it is not actively traded. The amortized cost of the outstanding debt approximates the fair value.

The Company measures the fair value of the unissued common stock warrants that may be issued pursuant to the Hercules Loan Agreement (as defined in Note 5, Debt) using the Black-Scholes option pricing method. These warrants are classified as Level 3 liabilities. As of both September 30, 2025 and December 31, 2024, the fair value of these warrants was less than $0.1 million. These warrants are remeasured at each reporting date following execution of the Hercules Loan Agreement. See Note 5, Debt, and Note 7, Stockholders' Equity, for additional information regarding the common stock warrants.

The financial statements as of September 30, 2025 and December 31, 2024 do not include any assets or liabilities that are measured at fair value on a nonrecurring basis.

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Tools and equipment	$2,043	$1,991
Computer equipment and software	37	37
Furniture and fixtures	461	402
Leasehold improvements	38	38
Construction in process	1,305	1,218
	3,884	3,686
Less: Accumulated depreciation	(2,339)	(2,106)
Property and equipment, net	$1,545	$1,580

Depreciation expense was $0.1 million for both the three months ended September 30, 2025 and 2024, respectively. Depreciation expense was $0.2 and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Accrued expenses	$2,367	$2,113
Current portion of lease liabilities	569	533
Short-term interest payable	345	344
Other accrued liabilities	616	1,107
Total accrued and other current liabilities	$3,897	$4,097

Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Noncurrent portion of lease liabilities	$47	$473
Other noncurrent liabilities	19	19
Total other noncurrent liabilities	$66	$492

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

In addition to the Initial Loan and the Tranche 1(b) Loan, the Hercules Loan Agreement provides additional tranches available to the Company (the “Tranche Loans,” and together with the Initial Loan and the Tranche I(b) Loan, the “Term Loans"). Tranche 2 originally consisted of $10.0 million available to draw through September 15, 2025, contingent upon the achievement of certain performance milestones prior to June 30, 2025 which were not met and thus Tranche 2 was not available to the Company. Tranche 3 consisted of $15.0 million available to draw through the interest only period in increments of $5.0 million, subject to the sole approval of Hercules' investment committee.

The Hercules Loan Agreement originally provided for a maturity date of July 1, 2028, with an interest only period running for the first 30 months of the agreement term, extendable for an additional six months for a total of 36 months upon the achievement of certain performance milestones prior to June 30, 2025. These performance milestones were not met by the June 30, 2025 deadline, and thus the six-month extension of the interest only period was not available to the Company.

In September 2025, the Company and Hercules entered into a third amendment (the “Amendment”) to the Hercules Loan Agreement, pursuant to which the expiration of the interest-only period under the agreement was extended by an additional six-months, from August 1, 2026 to February 1, 2027. The Amendment also amended the Hercules Loan Agreement to reallocate an undrawn and unavailable $10.0 million tranche by increasing the amount available to draw through the interest only period from $15.0 million to $25.0 million in minimum increments of $5.0 million, subject to the sole approval of Hercules’ investment committee, maintaining the maximum $65.0 million credit facility.

The Term Loans accrue interest at a floating annual rate equal to the greater of 10.35% or the Wall Street Journal prime rate plus 2.35%, with the interest rate equal to 10.35% at September 30, 2025. The final payment fee is set at 5.95% of the funded balance, which is recognized as a debt discount and is being accreted into the amortization of debt issuance costs using the effective interest rate method over the term of the loan.

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

The obligations under the Hercules Loan Agreement are guaranteed by the Company and its future subsidiaries, subject to exceptions for certain foreign subsidiaries. The obligations under the agreement are secured by substantially all of the Company's assets, including its material intellectual property. Additionally, the Company is subject to customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. The Company is also subject to certain minimum cash and revenue covenants under the Hercules Loan Agreement. The Company was in compliance with all covenants as of September 30, 2025.

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

Maturities Schedule

Long-term and short-term debt as of September 30, 2025 and December 31, 2024, respectively, was as follows (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Term Loan	$40,000	$40,000
Total principal payments due	40,000	40,000
Unamortized discount and debt issuance costs	69	(644)
Total amounts outstanding	40,069	39,356
Less: current portion	—	—
Long-term debt, net	$40,069	$39,356

The repayment schedule relating to the Term Loans as of September 30, 2025, is as follows (in thousands):

Amount
2025 (remainder)	$—
2026	—
2027	23,675
2028	16,325
Total principal payments	$40,000
Final fee due at maturity	2,380
Total repayments	$42,380

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

The Company leases its corporate headquarters in Menlo Park, California. The lease commenced in August 2021 and was originally for a term of 37 months from the commencement date. In December 2023, the Company entered into an amendment to the lease, extending the lease term an additional 26 months until October 31, 2026. Upon signing the amendment, the Company recorded an aggregate lease ROU asset and lease liability of $1.2 million. The lease ROU asset and corresponding lease liability were estimated using a weighted-average IBR of 11.40%. Total base rent for the amended 34 months under the amended lease agreement is approximately $1.5 million.

The Company recognizes rent expense on a straight-line basis over the noncancelable lease term. The Company’s rent expense was $0.1 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively. The Company’s rent expense was $0.4 million and $0.6 million for the nine months ended

September 30, 2025 and 2024, respectively. As of September 30, 2025, the weighted average remaining lease term for the leases was 1.1 years.

Operating lease expense and supplemental cash flow information related to operating leases for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$146	$196	$439	$587
Cash paid for operating leases	154	162	461	582

Aggregate future minimum lease payments as of September 30, 2025, under these noncancelable operating leases were as follows (in thousands):

As of September 30,
2025
2025 (remainder)	$156
2026	497
Total future minimum lease payments	$653
Less: imputed interest	(37)
Present value of future minimum lease payments	$616
Less: current portion of operating lease liability	(569)
Noncurrent portion of lease liabilities	$47

Legal Proceedings

On September 16, 2021, the Company filed suit in the U.S. District Court for the District of Delaware (C.A. No. 1:21-cv-01317) (the “Court”) alleging that Ivantis, Inc. (“Ivantis”) directly and indirectly infringes the Company’s U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 by making, using, selling, and offering for sale the Hydrus® Microstent. The Company’s complaint seeks money damages and injunctive relief. On January 24, 2022, Ivantis asserted counterclaims requesting declaratory judgments that the Company's asserted patents-in-suit are not infringed and/or invalid. On August 1, 2022, the Company filed an amended complaint alleging that Alcon Inc., Alcon Vision, LLC and Alcon Research, LLC (collectively, “Alcon”) infringe the four originally asserted patents by making, using, selling, and offering for sale the Hydrus® Microstent, and that all defendants also infringe U.S. Patent No. 11,389,328. The defendants asserted counterclaims requesting declaratory judgments that the Company’s asserted patents-in-suit are not infringed and/or are invalid. In September 2022, Ivantis and Alcon filed petitions with the U.S. Patent and Trademark Office (“USPTO”) seeking inter partes review of U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 (IPR2022-01529, IPR2022-01530, IPR2022-01533, IPR2022-01540), each of which the USPTO denied for raising prior art references and invalidity arguments that were cumulative of those previously considered by the USPTO. On April 26, 2024, at the conclusion of a five-day jury trial, the Company was awarded a positive jury trial verdict of $34 million, comprised of $5.5 million in lost profits damages and $28.5 million in royalty damages for commercial sales of the Hydrus® Microstent for the period between its commercial launch through trial. The patents at issue were U.S. Patent Nos. 8,287,482, 9,370,443, and 11,389,328. In December 2024, the Court heard oral arguments on the parties’ post-trial briefings at the conclusion of which, the Court ordered the parties to engage in non-binding mediation. In March 2025, the Company and Alcon informed the Court that the dispute had not been resolved through mediation and asked the Court to rule on the parties’ post-trial motions and enter a judgement. The judgment has not yet been entered and, once entered, it will be subject to appeal.

In June 2025, Alcon filed petitions with the USPTO for ex parte reexaminations challenging the validity of each of the three patents asserted by the Company at trial, based on prior art patents and publications. The USPTO has granted Alcon’s requests to initiate the reexaminations. It is possible that the April 2024 jury verdict in the Company’s favor, including its ability to collect past damages and ongoing royalties, may be materially and adversely impacted if the reexamination proceedings result in final, non-appealable judgments of invalidity of the asserted claims of the patents-in-suit before a final, non-appealable judgment is entered by the Court in the patent infringement litigation or if the asserted claims are amended during the reexamination proceedings. For example, entry of such judgments of invalidity by the USPTO could include vacating the jury verdict and a finding that the patents-in-suit are invalid. The Company is presently unable to predict the outcome of this lawsuit or the ex parte reexamination proceedings or to reasonably estimate the potential financial impact of the lawsuit or ex parte reexamination proceedings.

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

Except as described above, as of September 30, 2025 the Company was not a party to any legal proceedings, regulatory matters, or other disputes or claims which, if determined adversely, it believes would, individually or taken together, have a material adverse effect on the Company’s business, financial condition, operating results, liquidity, or future prospects.

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director or officer may be subject to any proceeding arising out of acts or omissions of such director or officer in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. This insurance allows the transfer of risk associated with the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of September 30, 2025 and December 31, 2024.

Strategic Reduction in Force Initiative

In August of 2025, the Company implemented a targeted plan, intended to reduce operating expenses, improve cost efficiencies, and better align its operating structure for long-term profitability growth. In connection with the targeted plan, the Company restructured its global workforce in order to reduce operating expenses. Approximately 45% of the employees impacted were in general and administrative functions. The remaining employees were split between research and development and clinical functions, as well as employees in sales and sales management functions.

In conjunction with the execution of the targeted plan, the Company incurred approximately $2.8 million of expense in the third quarter of 2025. The Company does not anticipate incurring any additional costs in execution of the targeted plan. Of this amount, $1.8 million is recorded in selling, general and administrative expenses, with $1.0 million recorded in research and development expenses. The expense consists mostly of one-time severance and benefits contribution costs. In addition, the Company recorded a non-cash reversal in stock-based compensation cost of $0.6 million in the third quarter of 2025. As of September 30, 2025, $1.1 million is recorded in accrued expenses for estimated costs incurred with the execution of the plan that remains to be paid to impacted employees.

Note 7. Stockholders' Equity

Common Stock

The Company’s certificate of incorporation provides for 200,000,000 authorized shares of common stock, par value $0.001 per share, and 10,000,000 authorized shares of preferred stock, par value $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds are legally available, when and if declared by the board of directors. As of September 30, 2025, no dividends have been declared. Each share of common stock is entitled to one vote.

At September 30, 2025 and December 31, 2024, the Company had reserved common stock for future issuances as follows:

	September 30,	December 31,
	2025	2024
Common stock available for future grants	7,668,386	5,931,302
Common stock options issued and outstanding	3,689,972	4,464,388
Restricted stock units outstanding	4,533,479	4,341,818
Shares available for future purchase under employee stock purchase plan	1,996,797	1,631,076
Common stock reserved for issuance upon exercise of outstanding warrants	161,783	—
Total	18,050,417	16,368,584

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

The unissued warrants do not meet the requirements for classification as equity and are recorded as liabilities in other noncurrent liabilities in the consolidated financial statements. The fair value of the unissued warrants was initially recorded upon the funding of the Hercules Loan Agreement. As of both September 30, 2025 and December 31, 2024, the fair value of the unissued warrants recorded was less than $0.1 million calculated using the Black-Scholes option-pricing model. The unissued warrants are remeasured at each reporting date after the funding of the Initial Loan.

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

The Company initially reserved 5,200,000 shares of common stock for future issuance under the 2021 Plan. This initial reserve is subject to annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031. These annual increases are equal to the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company's board of directors (the "Board"), subject to certain limitations. Pursuant to the evergreen provision, the initial share reserve was increased by 2,546,899 and 2,456,568 shares on January 1, 2025 and 2024, respectively.

As of September 30, 2025 and December 31, 2024, there were 7,668,386 shares and 5,931,302 shares, respectively, of common stock available for issuance under the 2021 Plan.

The 2011 Plan was superseded by the 2021 Plan at the time of the initial public offering of the Company's common stock, which closed on July 15, 2021, and no further grants have been made under the 2011 Plan from the date the 2021 Plan became effective.

Stock Option Awards

The following table summarizes stock option activity under the 2021 Plan during the periods presented:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Average Intrinsic Value (in thousands)
Balances as of December 31, 2024	4,464,388	$9.23	6.5	$2,769
Grants	—	—
Forfeited/cancelled	(601,217)	7.99
Exercised/released	(173,199)	0.86
Balances as of September 30, 2025	3,689,972	$9.82	5.1	$1,662
Vested and exercisable as of September 30, 2025	3,410,906	$9.79	4.9	$1,612
Vested and expected to vest as of September 30, 2025	3,689,972	$9.82	5.1	$1,662

During the three months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense of $0.7 million and $1.9 million related to stock option awards, respectively. During the nine months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense of $3.5 million and $5.7 million related to stock option awards, respectively. The Company did not grant any stock options during the nine months ended September 30, 2025. The weighted-average grant-date fair values of stock options granted during the nine months ended September 30, 2024 was $2.71.

The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2025 was $0.2 million and $0.4 million, respectively. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock options and the estimated fair value of the common stock on the date of exercise. As of September 30, 2025, the unrecognized stock-based compensation expense relating to unvested stock options was $1.4 million, which is expected to be recognized over a weighted-average period of approximately 0.9 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected term (in years)	N/A	N/A	N/A	6.13
Expected volatility	N/A	N/A	N/A	61.67%
Risk-free interest rate	N/A	N/A	N/A	4.28%
Dividend yield	N/A	N/A	N/A	–

Restricted Stock Units

The following table summarizes RSU activity under the 2021 Plan during the periods presented:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding, December 31, 2024	4,341,818	$5.57
Grants	3,091,885	3.04
Forfeited/cancelled	(1,680,853)	3.99
Vested	(1,219,371)	6.18
Outstanding, September 30, 2025	4,533,479	$4.36

During the three months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense of $1.7 million and $2.2 million related to the RSUs, respectively. During the nine months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense of $6.7 million and $6.9 million related to the RSUs, respectively. As of September 30, 2025, the unrecognized stock-based compensation expense relating to RSUs was $15.7 million, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

Employee Stock Purchase Plan

In July 2021, the board of directors and stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP permits participants to purchase shares of common stock at a discount through payroll deductions of up to a specified percentage of their eligible compensation. Shares of common stock are offered during two offering periods annually, each running for nine months, with the first offering period typically beginning in the second quarter, and the second offering period typically beginning in the fourth quarter. The purchase of shares for participants in the ESPP occurs at the conclusion of each offering period.

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

As of September 30, 2025 and December 31, 2024, there were 1,996,797 and 1,631,076 shares of common stock available for issuance under the ESPP, respectively.

During the three and nine months ended, September 30, 2025, participants purchased 143,658 shares for $0.4 million under the ESPP. As of September 30, 2025, the Company has collected payroll withholdings of $0.3 million in the current offering period for the purchase of shares under the ESPP. The Company recorded stock-based compensation expense of $0.1 million related to the ESPP for the three months ended September 30, 2025 and 2024. The Company recorded stock-based compensation expense of $0.3 and $0.5 million related to the ESPP for the nine months ended September 30, 2025 and 2024, respectively.

The grant date fair value of shares issuable under the ESPP was calculated using the Black-Scholes valuation model using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected term (in years)	0.49 – 0.50	0.49 – 0.50	0.49 – 0.50	0.49 – 0.50
Expected volatility	71.55% – 72.80%	100.00% – 197.51%	71.55% – 72.80%	100.00% – 197.51%
Risk-free interest rate	4.27% – 4.47%	5.37% – 5.40%	4.27% – 4.47%	5.37% – 5.40%
Dividend yield	–	–	–	–

Stock-Based Compensation

The following is a summary of stock-based compensation expense by function (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of goods sold	$39	$83	$260	$283
Research and development	151	588	1,638	1,787
Selling, general and administrative	2,231	3,637	8,607	11,061
Total stock-based compensation expense	$2,421	$4,308	$10,505	$13,131

Note 9. Net Loss per Share Attributable to Common Stockholders

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. As the Company reported a net loss for the three and nine months ended September 30, 2025 and 2024, basic net loss per share is the same as diluted net loss per share as the inclusion of potentially dilutive shares would have been antidilutive if included in the calculation.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(8,169)	$(11,066)	$(34,264)	$(39,661)
Denominator:
Weighted-average shares of common stock outstanding—basic and diluted	52,377,805	50,340,603	51,834,063	49,911,655
Net loss per share attributable to common stockholders—basic and diluted	$(0.16)	$(0.22)	$(0.66)	$(0.79)

The following potentially dilutive issued and outstanding securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive as a result of the net loss position:

	September 30,
	2025	2024
Stock option awards	3,689,972	4,583,289
Restricted stock units	4,533,479	4,574,045
Common stock warrants	161,783	135,686
Total	8,385,234	9,293,020

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

The following table summarizes select operating results information for each reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Surgical Glaucoma	$19,718	$18,632	$56,063	$57,132
Dry Eye	188	1,525	915	3,660
Total revenue	19,906	20,157	56,978	60,792
Cost of goods sold
Surgical Glaucoma	2,592	2,453	7,662	7,084
Dry Eye	117	797	438	1,984
Total cost of goods sold	2,709	3,250	8,100	9,068
Gross profit
Surgical Glaucoma	17,126	16,179	48,401	50,048
Dry Eye	71	728	477	1,676
Total gross profit	17,197	16,907	48,878	51,724
Operating expenses	(25,102)	(28,136)	(82,308)	(90,327)
Investment income	965	1,454	3,139	4,628
Interest expense	(1,306)	(1,151)	(3,853)	(3,501)
Loss on debt extinguishment	—	—	—	(1,962)
Other (expense) income, net	(2)	26	(118)	(25)
Loss before income taxes	$(8,248)	$(10,900)	$(34,262)	$(39,463)

Note 11. Subsequent Events

On October 17, 2025, the Company announced that two Medicare Administrative Contractors (“MACs”), Novitas Solutions, Inc. and First Coast Service Option, Inc., each established jurisdiction-wide pricing, effective retroactively to January 1, 2025, for CPT code 0563T (evacuation of meibomian glands, using heat delivered through wearable, open-eye eyelid treatment devices and manual expression, bilateral), which is specifically associated with procedures using TearCare.

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

Our initial product development has focused on the treatment of two of the world’s most prevalent and underserved eye diseases, glaucoma and dry eye disease (“DED”). We have commercialized products in each of our two reportable operating segments, Surgical Glaucoma and Dry Eye. Our Surgical Glaucoma revenue consists of sales of our OMNI® Surgical System family of products (“OMNI”), currently comprised of our Ergo Series OMNI Surgical System and OMNI Edge Surgical System, and the SION® Surgical Instrument (“SION”), while our Dry Eye revenue consists of sales of the TearCare® System (“TearCare”), and related components and accessories. Each product is primarily sold through a highly involved direct sales model that offers intensive education, training and customer service. We believe this model not only enables us to differentiate our products and company from competitors, but also expands our addressable market by educating ECPs, patients and other stakeholders on our products and evolving treatment paradigms. Outside of the U.S., we have established direct commercial operations in the United Kingdom and Germany. We sell OMNI directly in the United Kingdom and Germany, and indirectly in several other countries in Europe through distributors.

We sell OMNI and SION to facilities where ophthalmic surgeons perform outpatient procedures, such as ambulatory surgery centers (“ASCs”) and hospital outpatient departments (“HOPDs”), which are typically reimbursed by Medicare or private payors for procedures using our products. We are focused on educating surgeons on the clinical benefits of earlier interventions with the comprehensive OMNI procedure, engagement efforts with accounts in light of reimbursement clarity, enhanced competitive counter selling, investments in targeted commercial resources, pseudophakic standalone market development, and the recent launch of our OMNI Edge Surgical System in the second quarter of 2025, an expansion of the OMNI family.

We sell TearCare to ECPs. In October 2025, two Medicare Administrative Contractors (“MACs”), Novitas Solutions, Inc. (“Novitas”) and First Coast Service Options, Inc. (“FCSO”), each established jurisdiction-wide pricing, effective retroactively to January 1, 2025, for CPT code 0563T (evacuation of meibomian glands, using heat delivered through wearable, open-eye eyelid treatment devices and manual expression, bilateral), which is specifically associated with procedures using TearCare. In jurisdictions outside of those covered by Novitas and FCSO, there is still no meaningful reimbursement coverage by Medicare or private payors for DED procedures, including TearCare, and patients are typically paying out-of-pocket for TearCare procedures, although some payors may agree to provide case-based coverage outside of a formal policy. We plan to continue to engage with other MACs, third-party payors, the clinical societies, and other stakeholders in continued support of patient access for interventional meibomian gland disease procedures performed with the TearCare System; however, there can be no guarantee that other third-party payors, including other MACs, will provide similar reimbursement coverage and/or payment decisions, if at all, for DED procedures, including TearCare.

We are continuing our commercial launch of TearCare and are focused on our comprehensive, clinical data-driven, long-term market development plan that aims to improve awareness and patient access to TearCare. In addition, in the areas where we have achieved some level of reimbursement coverage and/or payment decision, we will focus our commercial resources on supporting providers in these specific geographies to drive utilization. Our strategy is focused on driving adoption and utilization through our experienced sales, marketing, and customer support teams who are already dedicated to the dry eye market, and the ECP customers who have previously purchased TearCare SmartHubs in these states. We will also target new ECP customers in these states based on their current treatment approaches to DED, and also focus on our Surgical Glaucoma customers in these states who may also benefit from adding TearCare to their treatment offerings. In the fourth quarter of 2024, we instituted a price increase for our TearCare products to reflect the clinical value of our technology as part of our strategy to establish broader coverage with commercial payors and Medicare. This increase materially reduced customer demand for TearCare in the fourth quarter of 2024 and through the third quarter of 2025. However, with the pricing established by Novitas and FCSO, we believe demand will increase beginning in the fourth quarter of 2025.

We have dedicated meaningful resources to execute our commercial strategy, while also seeking to reduce operating expenses and improve cost efficiencies to better align our operating structure for long-term, profitable growth. In the third quarter of 2025, we implemented a targeted restructuring plan in which we reduced our headcount by approximately 20% of our global workforce, and reduced our operating expenses, principally by (i) delaying certain research and development project spend while prioritizing near term pipeline projects, (ii) reducing our selling, general, and administrative operating expenses by implementing measures to limit marketing, travel, and administrative costs, and (iii) not backfilling certain open and planned headcount. As part of this restructuring, we also executed changes to our operations in the United Kingdom (“UK”) which included elimination of three general and administrative and sales management roles.

The overall success of our approach to eyecare to date is evidenced by over 350,000 estimated uses of Surgical Glaucoma products and their predicates in over 2,200 hospitals and ASCs in the U.S. and Europe, and over 70,000 estimated uses of TearCare in over 1,500 eyecare facilities in the U.S. through September 30, 2025.

We do not have, and do not currently intend to develop, any internal manufacturing capabilities or infrastructure, and rely on a limited number of third-party manufacturers, many of which are single source suppliers, for the components, accessories and materials that are utilized in the assembly of our products. We believe the manufacturing capacity provided by our current suppliers will be adequate to meet our current and anticipated manufacturing needs across all of our product lines. However, as part of our long-term manufacturing strategy, we are actively expanding third party manufacturing capacity and options for our products, which we expect to be available to us starting in the first quarter of 2026 for certain products. We plan to continue to utilize third party contract manufacturers for our products and any related components.

Revenue in our Surgical Glaucoma segment for the nine-months ended September 30, 2025 and 2024 was $56.1 million and $57.1 million, respectively, with gross margins for the same periods of 86.3% and 87.6%, respectively. Revenue in our Dry Eye segment for the nine-months ended September 30, 2025 and 2024 was $0.9 million and $3.7 million, respectively, with gross margins for the same periods of 52.1% and 45.8%, respectively. For the nine-months ended September 30, 2025, we generated more than 90% of our revenue from customers in the U.S.

Our Surgical Glaucoma revenue was down for the nine months ended September 30, 2025 compared to the same period in 2024 due to a number of factors, including reimbursement coverage changes and increased competition from other minimally invasive glaucoma surgery (“MIGS”) devices. We expect to continue to experience adverse revenue impacts arising out of the restrictions on the performance of multiple MIGS procedures in combination with cataract surgery for Medicare patients in the jurisdictions administered by the five MACs that issued the local coverage determinations (“LCDs”) containing such restrictions. We believe that these restrictions, which became effective in the fourth quarter of 2024, have led to a decrease in the number of overall MIGS devices used in procedures that are being performed, including procedures utilizing our OMNI technology. In addition, our Surgical Glaucoma gross margins have been adversely impacted in 2025, and we expect that they will continue to be adversely impacted in the near term, by the tariffs imposed by the U.S. on China, since most of our OMNI and SION products are currently produced and assembled by a Taiwan-based manufacturer in China. In the nine months ended September 30, 2025, we incurred increased cost of goods sold associated with tariff-related expenses of $0.6 million.

Our Dry Eye revenue was down for the nine months ended September 30, 2025 compared to the same period in 2024 due to lower demand in the Dry Eye segment resulting from our increase in TearCare component pricing which took effect on October 1, 2024. While we have established pricing with two MACs as of October 2025, there is no guarantee as to the timing of reimbursement decisions or the amount of reimbursement, if any, with other payors. Given the earlier stage of TearCare’s commercial development, we expect our Dry Eye segment’s gross margins to be lower than our Surgical Glaucoma segment’s gross margins for the near- and medium-term due to the allocation of fixed labor and overhead costs to the segment's cost of goods sold. In addition, we expect our Dry Eye gross margins will be adversely impacted in future periods by the tariffs imposed by the U.S. on China, since most of our TearCare SmartLids are produced and assembled by a Taiwan-based manufacturer in China. However, tariff impact for the nine months ended September 30, 2025 was immaterial due to our usage of inventory purchased prior to the implementation of these tariffs.

We expect Dry Eye gross margin to improve over time as market access expands, although these improvements may be partially offset by the impact of tariffs.

We believe in the importance of continued strategic investment in initiatives that:

•
further demonstrate our products’ clinical effectiveness and safety to potential customers, patients, payors and regulators, including (i) establishing OMNI and SION as standards of care of interventional glaucoma treatment among MIGS-trained surgeons, (ii) developing a standalone interventional glaucoma market segment with a focus on pseudophakic patients whose IOP is not well-controlled on two or more medications and who are at risk of disease progression, and (iii) increasing customer advocacy and pursuing reimbursement including establishing coverage and/or payment rates for TearCare;
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

As a result, we intend to continue to invest in product development, market access, sales and marketing, clinical studies, and education initiatives. Because of these and other factors, we expect to continue to incur net losses for at least the next several years, and we may seek additional debt and/or equity financing to fund our operations and planned growth.

To date, our primary sources of capital have been private placements of redeemable convertible preferred stock, debt financing agreements, the sale of common stock in our initial public offering (“IPO”), and revenue from the sale of our products. As of September 30, 2025, we had cash and cash equivalents of $92.4 million, an accumulated deficit of $380.6 million and an outstanding interest-bearing term loan balance of $40.0 million plus a $2.4 million final fee payment due at maturity under the Hercules Loan Agreement (excluding debt discount and amortized debt issuance costs).

Effective as of November 4, 2025, each of Brenda Becker and Erica Rogers tendered their resignations from the Board and the committees of the Board on which they served, and the Board adopted a resolution decreasing the size of the Board from nine (9) to seven (7) directors. Additionally, effective upon, and in light of, Mses. Becker’s and Rogers’ resignations as Class I directors, the Board reassigned Catherine Mazzacco from Class II to Class I of the Board. Ms. Mazzacco will serve as a Class I director for a term ending at the Company’s 2028 annual meeting of stockholders.

Effective November 5, 2025, Alison Bauerlein was promoted from Chief Financial Officer and Treasurer to Chief Operating Officer of the Company, and James Rodberg was promoted from Vice President of Finance and Corporate Controller to Chief Financial Officer and Treasurer of the Company to fill the vacancies created by Ms. Bauerlein’s promotion. Ms. Bauerlein also assumed the role of Principal Operating Officer and Mr. Rodberg assumed the roles of Principal Financial Officer and Principal Accounting Officer in this transition.

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

Components of Our Results of Operations

Revenue

We currently derive the majority of our U.S. revenue from the sale of our OMNI and SION products to ASCs and HOPDs and from the sale of our TearCare products to ECPs. To date, the revenue from our Surgical Glaucoma segment has accounted for over 90% of our total revenue, substantially all of which was generated from sales within the U.S. Our Surgical Glaucoma customers place orders based on their expected procedure volume and reorder as needed, typically on a biweekly, monthly or bimonthly basis. Our TearCare customers typically purchase a TearCare System which consists of one or more TearCare SmartHubs® (“SmartHubs”), multiple single-use TearCare SmartLids® (“SmartLids”) and other accessories. After utilizing their initial inventory, customers can reorder SmartLids as needed. No single customer accounted for 10% or more of our revenue for the nine months ended September 30, 2025 and 2024.

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

We intend to use our design, engineering and manufacturing know-how and capabilities to further advance and improve the efficiency of our suppliers’ manufacturing processes, which we believe will reduce costs and increase our gross margins. However, our gross margins will be adversely impacted by the tariffs imposed by the U.S. on China and other manufacturing countries of origin for our products for as long as the tariffs are in effect. Most of our OMNI and SION products, as well as our TearCare SmartLids, are currently produced and assembled by a Taiwanese manufacturer out of its China manufacturing facilities; however we expect that a portion of our product volumes will be produced in additional manufacturing facilities outside of China starting with our OMNI Edge product line in the first quarter of 2026, with additional products added in 2026.

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

Research and Development Expenses

Research and development ("R&D") expenses consist primarily of costs associated with engineering, product development, clinical studies to develop and support our products, including clinical trial design, clinical trial site initiation and study costs, internal and external costs associated with our regulatory compliance and quality assurance functions, medical affairs, cost of products used for clinical trials and other costs associated with products and technologies that are in development. These expenses also include personnel expenses, including salaries, benefits and stock-based compensation related to R&D functions, supplies, consulting, prototyping, testing, materials, travel expenses, depreciation expenses for equipment and an allocation of information technology ("IT") and facility overhead expenses.

Our R&D expenses as a percentage of revenue may vary over time depending on the level and timing of new product development efforts, as well as clinical development, clinical trial and other related activities. We expect to continue to make key investments in our R&D initiatives as we continue to invest in our active clinical trial programs, develop new products, and enhance our existing products.

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

Our SG&A expenses as a percentage of revenue may vary over time depending on the level and timing of commercial expansion efforts. We expect to continue to make strategic investments in our SG&A expenses as we continue to invest in our commercial team, market access initiatives and launch new products to enable growth.

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

Other (Expense) Income, Net

Other (expense) income, net primarily consists of income and expenses that do not originate from our primary business.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024 (dollars in thousands)

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(unaudited)
Revenue
Surgical Glaucoma	$19,718	$18,632	$1,086	5.8%
Percentage of total revenue	99.1%	92.4%
Dry Eye	188	1,525	(1,337)	(87.7)
Percentage of total revenue	0.9%	7.6%
Total revenue	19,906	20,157	(251)	(1.2)
Cost of goods sold
Surgical Glaucoma	2,592	2,453	139	5.7
Dry Eye	117	797	(680)	(85.3)
Total cost of goods sold	2,709	3,250	(541)	(16.6)
Gross profit
Surgical Glaucoma	17,126	16,179	947	5.9
Dry Eye	71	728	(657)	(90.2)
Total gross profit	17,197	16,907	290	1.7
Gross margin
Surgical Glaucoma	86.9%	86.8%
Dry Eye	37.8%	47.7%
Total gross margin	86.4%	83.9%
Operating expenses
Research and development	3,352	4,746	(1,394)	(29.4)
Selling, general and administrative	21,750	23,390	(1,640)	(7.0)
Total operating expenses	25,102	28,136	(3,034)	(10.8)
Loss from operations	(7,905)	(11,229)	3,324	29.6
Investment income	965	1,454	(489)	(33.6)
Interest expense	(1,306)	(1,151)	(155)	(13.5)
Loss on debt extinguishment	—	—	—	—
Other (expense) income, net	(2)	26	(28)	(107.7)

Loss before income taxes	(8,248)	(10,900)	2,652	24.3
Provision for income taxes	(79)	166	(245)	(147.6)
Net loss and comprehensive loss	$(8,169)	$(11,066)	$2,897	26.2%

Revenue. Revenue was $19.9 million during the three months ended September 30, 2025, a decrease of $0.3 million, or 1.2% compared to $20.2 million in the prior year comparable period. Our Surgical Glaucoma revenue for the three months ended September 30, 2025 was $19.7 million, an increase of $1.1 million, or 5.8%, from the prior year comparable period. The overall increase in Surgical Glaucoma revenue was primarily attributable to an increase in the number of OMNI and SION units sold in the comparable periods and an increase in average selling prices. This increase was primarily driven by an increase in ordering facilities, partially offset by a decrease in unit utilization per ordering facility, primarily due to the restrictions on the performance of multiple MIGS procedures in combination with cataract surgery for Medicare patients in the jurisdictions administered by the five MACS that issued the LCDs containing such restrictions, which restrictions became effective in the fourth quarter of 2024.

Our Dry Eye revenue for the three months ended September 30, 2025 was $0.2 million, a decrease of $1.3 million, or 87.7%, from the prior year comparable period. The overall decrease in Dry Eye revenue was primarily due to decreased volumes of SmartLids purchased, and fewer new customers added in the period, which led to lower SmartHub revenue. The primary reason that fewer products were sold was due to impact of our continued focus on the next phase of our commercial strategy for the Dry Eye segment, which involves achieving reimbursed market access for our TearCare products.

Cost of Goods Sold. Cost of goods sold was $2.7 million during the three months ended September 30, 2025, a decrease of $0.5 million, or 16.6%, from $3.3 million in the prior year comparable period. Our Surgical Glaucoma cost of goods sold increased $0.1 million as compared to the prior year comparable period. The increase was primarily driven by tariff costs, higher overhead costs per unit, and product sales mix. Our Dry Eye cost of goods sold decreased $0.7 million in the three months ended September 30, 2025 compared to the prior year comparable period, primarily driven by lower revenue.

Gross Profit and Gross Margin. Our total gross profit was $17.2 million in the three months ended September 30, 2025, an increase of $0.3 million from the prior year comparable period. Our gross margin for the three months ended September 30, 2025 increased to 86.4%, from 83.9% in the prior year comparable period. Gross margin in our Surgical Glaucoma segment was 86.9% for the three months ended September 30, 2025, an increase from 86.8% for the prior year comparable period, primarily due to higher average selling prices, partially offset by overhead costs per unit, tariff costs, and product sales mix. In our Dry Eye segment, gross margin decreased from 47.7% for the three months ended September 30, 2024 to 37.8% for the three months ended September 30, 2025, primarily driven by higher overhead costs per unit associated with lower sales volumes, partially offset by higher average selling prices.

Research and Development Expenses. R&D expenses were $3.4 million for the three months ended September 30, 2025, a decrease of $1.4 million from the prior year comparable period. The decrease in R&D expenses was driven by a $0.5 million decrease in clinical studies expense and a $0.7 million decrease in payroll expenses, including decreases in bonus and stock-based compensation expenses compared to the prior year period. R&D expenses during the three months ended September 30, 2025 included $1.0 million of restructuring costs.

Selling, General, and Administrative Expenses. SG&A expenses were $21.8 million for the three months ended September 30, 2025, a decrease of $1.6 million from the prior year comparable period. The decrease was primarily driven by a $1.3 million decrease in legal expenses, a $1.4 million decrease in stock-based compensation expenses, and a $1.3 million decrease in commissions and bonuses. Partially offsetting these expense decreases was a $1.6 million increase in payroll-related expenses. SG&A expenses for the three months ended September 30, 2025 included $1.8 million of restructuring costs.

Investment Income. Investment income was $1.0 million for the three months ended September 30, 2025, a decrease of $0.5 million from the prior year comparable period, due to lower investment balances as well as lower yields on held-to-maturity investments during the current period.

Interest Expense. Interest expense increased $0.2 million during the three months ended September 30, 2025 compared to the prior year comparable period, due to a higher outstanding principal balance under the Hercules Loan Agreement.

Loss on Debt Extinguishment. There was no loss on debt extinguishment for either of the three months ended September 30, 2025 and 2024.

Other (Expense) Income, Net. Other expense, net was less than $0.1 million for the three months ended September 30, 2025, compared to other income, net of less than $0.1 million for the prior year comparable period.

Comparison of the Nine Months Ended September 30, 2025 and 2024 (dollars in thousands)

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(unaudited)
Revenue
Surgical Glaucoma	$56,063	$57,132	$(1,069)	(1.9)%
Percentage of total revenue	98.4%	94.0%
Dry Eye	915	3,660	(2,745)	(75.0)
Percentage of total revenue	1.6%	6.0%
Total	56,978	60,792	(3,814)	(6.3)
Cost of goods sold
Surgical Glaucoma	7,662	7,084	578	8.2
Dry Eye	438	1,984	(1,546)	(77.9)
Total	8,100	9,068	(968)	(10.7)
Gross profit
Surgical Glaucoma	48,401	50,048	(1,647)	(3.3)
Dry Eye	477	1,676	(1,199)	(71.5)
Total	48,878	51,724	(2,846)	(5.5)
Gross margin
Surgical Glaucoma	86.3%	87.6%
Dry Eye	52.1%	45.8%
Total	85.8%	85.1%
Operating expenses
Research and development	12,169	13,698	(1,529)	(11.2)
Selling, general and administrative	70,139	76,629	(6,490)	(8.5)
Total operating expenses	82,308	90,327	(8,019)	(8.9)
Loss from operations	(33,430)	(38,603)	5,173	13.4
Investment income	3,139	4,628	(1,489)	(32.2)
Interest expense	(3,853)	(3,501)	(352)	(10.1)
Loss on debt extinguishment	—	(1,962)	1,962	n.m.
Other (expense) income, net	(118)	(25)	(93)	(372.0)

Loss before income taxes	(34,262)	(39,463)	5,201	13.2
Provision for income taxes	$2	$198	(196)	(99.0)
Net loss and comprehensive loss	(34,264)	(39,661)	$5,397	13.6%

Revenue. Revenue was $57.0 million during the nine months ended September 30, 2025, a decrease of $3.8 million, or 6.3% compared to $60.8 million in the prior year comparable period. Our Surgical Glaucoma revenue for the nine months ended September 30, 2025 was $56.1 million, a decrease of $1.1 million, or 1.9%, from the prior year comparable period. The overall decrease in Surgical Glaucoma revenue was primarily attributable to a decrease in the number of OMNI units sold in the current period compared to the prior year comparable period, partially offset by increased average selling prices. This decrease in units sold was primarily driven by a decrease in unit utilization per ordering facility, primarily due to the restrictions on the performance of multiple MIGS procedures in combination with cataract surgery for Medicare patients in the jurisdictions administered by the five MACS that issued the LCDs containing such restrictions, which restrictions became effective in the fourth quarter of 2024, partially offset by an increase in ordering facilities.

Our Dry Eye revenue for the nine months ended September 30, 2025 was $0.9 million, a decrease of $2.7 million, or 75.0%, from the prior year comparable period. The overall decrease in Dry Eye revenue was primarily due to decreased volumes of SmartLids purchased after our TearCare System price increases that went into effect on October 1, 2024 and fewer new customers added in the period, which led to lower SmartHub revenue. The primary reason that fewer products were sold was due to our focus on the next phase of our commercial strategy for the Dry Eye segment, which involves achieving reimbursed market access for our TearCare products.

Cost of Goods Sold. Cost of goods sold was $8.1 million during the nine months ended September 30, 2025, a decrease of $1.0 million from $9.1 million in the prior year comparable period. Our Surgical Glaucoma cost of goods sold increased $0.6 million as compared to the prior year comparable period. The increase was primarily driven by tariff costs, higher overhead costs per unit, and product sales mix.

Our Dry Eye cost of goods sold decreased $1.6 million in the nine months ended September 30, 2025 compared to the prior year comparable period, primarily driven by lower revenue resulting from the shift in strategy.

Gross Profit and Gross Margin. Our total gross profit was $48.9 million in the nine months ended September 30, 2025, a decrease of $2.8 million from the prior year comparable period. Our gross margin for the nine months ended September 30, 2025 increased to 85.8%, from 85.1% in the prior year comparable period. Gross margin in our Surgical Glaucoma segment was 86.3% for the nine months ended September 30, 2025, a decrease from 87.6% for the prior year comparable period, primarily due to product sales mix and higher overhead costs per unit, partially offset by higher average selling prices. In our Dry Eye segment, gross margin increased from 45.8% for the nine months ended September 30, 2024 to 52.1% for the nine months ended September 30, 2025, primarily driven by the higher average selling prices, partially offset by higher overhead costs per unit.

Research and Development Expenses. R&D expenses were $12.2 million for the nine months ended September 30, 2025, a decrease of $1.5 million from the prior year comparable period. The decrease in R&D expenses was driven by a $0.8 million decrease in consulting and outside services, a $0.4 million decrease in clinical studies expense, and a $0.7 million decrease in payroll expenses, including a decrease in bonus and stock-based compensation expenses compared to the prior year. Included in R&D expenses during the nine months ended September 30, 2025 was $1.0 million of restructuring costs.

Selling, General, and Administrative Expenses. SG&A expenses were $70.1 million for the nine months ended September 30, 2025, a decrease of $6.5 million from the prior year comparable period. The decrease was primarily driven by a $5.2 million decrease in legal expenses, a $2.5 million decrease in stock-based compensation expenses, and a $2.0 million decrease in commissions and bonuses. These declines were partially offset by a $2.6 million increase in payroll-related expenses and a $1.3 million increase in sales training and marketing costs. Included in SG&A expenses for the nine months ended September 30, 2025 was $1.8 million of restructuring costs.

Investment Income. Investment income was $3.1 million for the nine months ended September 30, 2025, a decrease of $1.5 million from the prior year comparable period, due to lower investment balances as well as lower yields on held-to-maturity investments during the current period.

Interest Expense. Interest expense increased $0.4 million during the nine months ended September 30, 2025 compared to the prior year comparable period, due to a higher outstanding principal balance associated with the Hercules Loan Agreement.

Loss on Debt Extinguishment. There was no loss on debt extinguishment for the nine months ended September 30, 2025. We recognized loss on debt extinguishment of $2.0 million for the nine months ended September 30, 2024, associated with refinancing the indebtedness under our prior secured credit facility (the “Prior Loan Agreement”).

Other (Expense) Income, Net. Other expense, net was expense of $0.1 million for the nine months ended September 30, 2025, compared to expense of less than $0.1 million for the prior year comparable period.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024

Net cash used in operating activities	$(27,867)	$(18,892)
Net cash used in investing activities	(380)	(248)
Net cash provided by (used in) financing activities	526	(425)
Net change in cash, cash equivalents, and restricted cash	$(27,721)	$(19,565)

Net Cash Used in Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2025 was $27.9 million, consisting primarily of a net loss of $34.3 million, as well as a net change in our operating assets and liabilities of $5.9 million, partially offset by non-cash charges of $12.0 million. The net change in our operating assets and liabilities was primarily due to a $3.5 million decrease in accrued compensation, a $1.7 million increase in our inventory balance, and a $0.9 million increase in prepaid expenses and other current assets. These changes were partially offset by a $1.0 million decrease in accounts receivable. The non-cash charges primarily consisted of $10.5 million related to stock-based compensation expense, $0.7 million of accretion of debt discount and debt issuance costs, $0.4 million of depreciation and amortization, and $0.4 million of noncash operating lease expense.

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

Net Cash Used in Investing Activities. Net cash used in investing activities for both the nine months ended September 30, 2025 and 2024 was $0.4 million and $0.2 million, respectively. The cash used in both periods was for purchases of property and equipment.

Net Cash Provided (Used in) by Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2025 was $0.5 million, consisting primarily of proceeds from the exercise of stock options and proceeds from employee stock plan purchases. Net cash used in financing activities for the nine months ended September 30, 2024 was $0.4 million, consisting primarily of the costs associated with the refinancing of the outstanding term loan agreement.

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

As of September 30, 2025, we had cash and cash equivalents of $92.4 million, an accumulated deficit of $380.6 million, and an outstanding term loan balance of $40.0 million plus a $2.4 million fee final payment due at maturity under the Hercules Loan Agreement (excluding debt discount and amortized debt issuance costs). Based on our current planned operations, we expect our cash and cash equivalents balance, as well as other sources of liquidity, will enable us to fund our operations for at least the next 12 months and the foreseeable future.

Our historical cash outflows have primarily been associated with cash used for operating activities such as sales, marketing and commercialization of our products, research and development activities, regulatory and market access activities, intellectual property enforcement and portfolio expansion, capital expenditures and debt service costs. Our cash requirements will be significantly impacted by our ability to manage and grow our business by maintaining and expanding our sales to existing customers or introducing our products to new customers; our ability to obtain and maintain sufficient reimbursement for our products, including successfully protecting reimbursement for our Surgical Glaucoma products and expanding and maintaining sufficient reimbursement for our Dry Eye products; the level of our investment in commercialization and research and development activities, including clinical trials; whether we enter into any strategic acquisitions or investments, and the timing and amount of the associated capital expenditures; the outcome of our litigation against Alcon, including receipt of any final, non-appealable award thereunder; and competitive dynamics within our industry. There are numerous factors that may impact our long-term cash requirements, and we are unable to accurately predict them at this time. An extended period of global supply chain disruption, geopolitical or trade tensions, or economic uncertainty could materially affect our business, results of operations, financial condition, and access to sources of liquidity. For example, the U.S. has recently imposed tariffs that apply to all of our products and product components imported from China, which has, increased and may to continue to increase, the cost of our products and components and have a negative impact on our gross margins and liquidity.

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

In addition to the Initial Loan and the Tranche 1(b) Loan, the Hercules Loan Agreement provides additional tranches available to us (the “Tranche Loans,” and together with the Initial Loan and the Tranche I(b) Loan, the “Term Loans). Tranche 2 originally consisted of $10.0 million available to draw through September 15, 2025, contingent upon the achievement of certain performance milestones prior to June 30, 2025, which milestones were not met and thus this Tranche 2 was not available to the Company. Tranche 3 consisted of $15.0 million available to draw through the interest only period in increments of $5.0 million, subject to the sole approval of Hercules' investment committee.

The Hercules Loan Agreement originally provided for a maturity date of July 1, 2028, with an interest only period running for the first 30 months of the agreement term. This interest-only period was extendable for an additional six months for a total of 36 months upon the achievement of certain performance milestones prior to June 30, 2025; these milestones were not met by the June 30, 2025 deadline and thus the six-month extension of the interest only period was not available to the Company.

In September 2025, the Company and Hercules entered into a third amendment (the “Amendment”) to its Loan and Security Agreement. The Amendment provided for an additional six-month extension of the interest only period, to now extend to February 1, 2027. The Amendment also amended the Hercules Loan Agreement to reallocate the undrawn and unavailable $10.0 million tranche by increasing the amount available to draw through the interest only period from $15.0 million to $25.0 million in minimum increments of $5.0 million, subject in each case to the sole approval of Hercules’ investment committee, maintaining the maximum $65.0 million credit facility.

The Term Loans accrue interest at a floating annual rate equal to the greater of 10.35%, or the Wall Street Journal prime rate (the “Prime Rate”) plus 2.35%, with the interest rate equal to 10.35% at September 30, 2025. The final payment fee is set at 5.95% of the funded balance, which is recognized as a debt discount and is being accreted into the amortization of debt issuance costs using the effective interest rate method over the term of the loan.

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

The obligations under the Hercules Loan Agreement are guaranteed by us and our future subsidiaries, subject to exceptions for certain foreign subsidiaries. The obligations under the agreement are secured by substantially all of our assets, including its material intellectual property. Additionally, we are subject to customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. We are also subject to certain minimum cash and revenue covenants under the Hercules Loan Agreement. We were in compliance with all covenants as of September 30, 2025.

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

As of September 30, 2025, we had cash and cash equivalents of $92.4 million, which consisted of bank deposits, money market funds, and U.S. treasury bills. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.

The Hercules Loan Agreement contains a floating rate equal to the greater of 10.35% or the Prime Rate plus 2.35%, with an interest rate equal to 10.35% as of September 30, 2025. Based upon the balance outstanding as of September 30, 2025, a hypothetical 1.0% (100 basis points) change in interest rates would not have a material impact on our financial statements.

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

Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Except as set forth in Note 6, Commitments and Contingencies, to the notes to the unaudited condensed consolidated financial statements in Part I, Item 1, “Financial Information” of this Quarterly Report, which is incorporated herein by reference, we do not believe we are currently a party to any legal proceedings, regulatory matters, or other disputes or claims which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, financial condition, operating results, liquidity or future prospects. However, we may, in the ordinary course of business, face various claims brought by third parties, and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property rights, as well as claims relating to employment matters and the safety or effectiveness of our products. Any of these claims could subject us to costly litigation, and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our business, financial condition, results of operations and liquidity. Additionally, any such claims, whether or not successful, could damage our reputation and business, and may have an adverse impact on us as a result of defense and settlement costs, diversion of management time and resources, and other factors.

Item 1A. Risk Factors.

Except as set forth below, we are not aware of any material changes to the risks and uncertainties described under the heading “Risk Factors” in our Annual Report or Quarterly Reports on Form 10-Q for the three months ended March 31, 2025 and June 30, 2025, respectively, which are incorporated herein by reference. The risks described in our Annual Report and Quarterly Reports are not the only ones we face. Additional risks we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results, liquidity, and future prospects.

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

This tariff applies to all of our products and product components imported from China. China has responded with certain retaliatory tariffs, and the U.S. and China could implement additional retaliatory tariffs. The China tariff has increased the cost of our products and components and will likely have a negative impact on our gross margins for as long as it remains in effect. For instance, at the current implemented tariff rates, we expect that our Surgical Glaucoma segment’s unmitigated tariff exposure would increase our cost of goods sold by between approximately $1.0 million and $1.5 million for full year 2025. There can be no assurance that U.S. tariff rate on products imported from China will not increase or materially and adversely affect our cost of goods sold in the future. Any further escalation in the use of retaliatory trade tariffs between the U.S. and China could cause a further increase in the cost of our products and components. There is also the risk that new tariffs could be implemented with other U.S. trading partners. These tariffs may cause supply chain disruptions and will also likely increase the shipping and other logistical costs involved in importing our products and components, which would further adversely impact our gross margins.

In September 2025, the U.S. Department of Commerce Bureau of Industry and Security announced that a Section 232 investigation was initiated to assess the effects on national security of imports of personal protective equipment, medical consumables, and medical equipment, including devices. If this investigation concludes that there is a national security risk associated with these imports, the President could impose trade restrictions or tariffs on these imports, including our products, which could further increase the cost of our products and components. The imposition of tariffs or other restrictions as a result of this Section 232 investigation could cause supply chain disruptions and would also likely increase the shipping and other logistical costs involved in importing our products and components, which would further adversely impact our gross margins, if enacted.

To partially mitigate these risks, we are evaluating additional manufacturing locations to produce and assemble our products and are in the process of establishing additional manufacturing lines outside of China. We have also increased our inventory levels of certain products to reduce the impact of further China tariff increases. However, at least through 2025 and into 2026, we expect the substantial majority of our products will continue to be manufactured in China, and will therefore continue to be subject to the prevailing tariff rates. In addition, the additional third-party manufacturing locations identified also have tariffs on imports from those countries, ranging from 15% to 19% currently, which will adversely impact our gross margins.

The process of identifying and qualifying additional manufacturing facilities could be time-consuming and expensive, result in interruptions in our operations, cause delays in the supply of our products, or affect the quality or performance specifications of our products. We cannot assure you that we will be able to identify and engage additional contract manufacturers on terms similar to our current arrangements or that are otherwise favorable to us. In addition, we cannot guarantee that the costs associated with obtaining products and components from an additional manufacturer, including any associated tariffs, will be lower than the costs associated with obtaining products from our current manufacturers, or that any reduction in the costs will be sufficient to offset the cost of adding new manufacturers. Furthermore, any change in our manufacturers could require us to complete another qualification process at the manufacturer’s facility, and there is no guarantee the facility would pass our quality audit. The occurrence of any of these events could increase our operating costs or harm our ability to meet the demand for our products in a timely manner, either of which could have a material adverse effect on our business, financial condition and results of operations.

We do not typically enter into long-term supply agreements with our third-party manufacturers and do not anticipate doing so in the near term. Accordingly, we will continue to be subject to the risk that our suppliers can cancel our agreements on relatively short notice, or that we will be unable to renew or extend contracts and arrangements with such third parties on terms that are favorable to us, or at all. These risks are likely to be exacerbated by our limited experience manufacturing our current products and negotiating agreement terms with third-party manufacturers.

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

Internationally, medical reimbursement systems vary significantly from country to country, with some countries limiting medical centers’ spending through fixed budgets, regardless of levels of patient treatment, and other countries requiring application for, and approval of, government or third-party reimbursement. For example, in the third quarter of 2024, certain reimbursement advice published by the United Kingdom’s National Health Service rendered untenable the code that had previously been relied upon as applicable to procedures performed with our OMNI technology. This shift has resulted in reduced reimbursement for OMNI procedures as compared to historic reimbursement levels, which in turn could materially affect our business, results of operations and prospects in the United Kingdom.

These third-party payors continually review new and existing technologies for possible coverage and can deny or reverse coverage for new or existing products and procedures, and there can be no assurance that third-party payor policies provide coverage, or will continue to provide coverage, for procedures in which OMNI or our other products are used. For example, in the U.S., the Centers for Medicare & Medicaid Services (“CMS”), MACs or commercial payors could require or issue coverage policies that could restrict or eliminate coverage for the patient populations eligible for treatment with our products or that are otherwise unfavorable to our business. In June 2023, for instance, five MACs published the Prior LCDs, which proposed to identify certain non-implantable MIGS procedures as investigational and not reasonable and necessary in the jurisdictions where these MACS administer Medicare Part B benefits, including but not limited to adult canaloplasty in combination with trabeculotomy ab interno, a procedure performed with OMNI and for which it is indicated. The Prior LCDs may also have categorized our SION technology as investigational and thus non-covered with respect to goniotomy procedures. Although the Prior LCDs were withdrawn in late December 2023 and replaced with the now-effective Final LCDs which allow for continued coverage of standalone canaloplasty and goniotomy procedures performed with our OMNI and SION technologies in these five MAC jurisdictions, in the future, governmental or private payors may issue coverage policies or guidance that may establish non-coverage, materially restrict coverage, or reduce reimbursement levels for one or more procedures involving our products. Any such policies, determinations or guidance could in turn influence coverage determinations by other third-party payors.

In addition, each of the Final LCDs adopted a non-coverage policy when an aqueous shunt or stent procedure is performed with another surgical MIGS procedure, such as canaloplasty or goniotomy, at the same time in the same patient’s eye. We estimate that approximately 15% of total MIGS codes billed in the nine months ended September 30, 2024 were done in combination with another MIGS code and expect the non-coverage determination for multiple MIGS procedures will reduce overall MIGS claims volumes, which may adversely impact our business, revenue and prospects. If we are not successful in reversing any proposed non-coverage policies, or if third-party payors that currently cover or reimburse procedures in which our products are used reverse or limit their coverage in the future, or if other third-party payors issue similar policies, it would have a material adverse effect on our business, financial condition, and results of operations. Moreover, any uncertainty with respect to coverage or coding may impact management’s ability to accurately forecast results.

We also derive revenue from sales of TearCare to ECPs and eye care clinics, which bill all or a portion of the costs and fees associated with treatments and products to patients or, on a limited basis, to third-party payors. We believe that access to adequate coverage and reimbursement for procedures in which TearCare is used by third-party payors is important to the broad acceptance and adoption of TearCare. In October 2025, two MACs, Novitas Solutions, Inc. (“Novitas”) and First Coast Service Option, Inc. (“FCSO”), each established jurisdiction-wide pricing effective January 1, 2025 for CPT code 0563T (evacuation of meibomian glands, using heat delivered through wearable, open-eye eyelid treatment devices and manual expression, bilateral), which is specifically associated with procedures using TearCare. In other MAC jurisdictions, there is still no meaningful reimbursement coverage by Medicare or private payors for DED procedures, including TearCare, and patients are typically paying out-of-pocket for TearCare, although some payors may agree to provide case-based coverage outside of a formal policy. We are currently aware of three other MACs that continue to maintain low payment rates for TearCare procedures in their fee schedules. If these low payment rates are not removed or increased to what we believe is an appropriate reimbursement level, they could adversely impact our efforts to achieve reimbursement for TearCare that is sufficient to support its broad commercial growth and adoption. While we will continue to engage with those MACs that currently maintain low fee schedules for the TearCare procedure, there is no guarantee that these MACs will remove these low payment values and replace them with payment values that are sufficient to drive widespread customer adoption. In addition, there is no guarantee that other payors will establish sufficient payment values for the TearCare procedure. If other payors assign payment values to the TearCare procedure that are substantially below those currently established by FCSO and Novitas, it may not be commercially feasible for us to market and sell TearCare in those jurisdictions, which in turn would hamper customer adoption of the TearCare procedure and adversely affect our business and results of operations,

Further, commercial payors may from time to time make “no coverage” or similar determinations with respect to our TearCare product that could hamper our efforts to drive broad commercial adoption of TearCare. These determinations could be made with reference to a variety of factors, including our legacy TearCare component pricing practices, perceived clinical efficacy compared to other treatment alternatives and similar considerations. We are pursuing a comprehensive long-term market development and patient access plan for TearCare and are focusing our efforts on partnering with key strategic accounts to pursue prior authorization approvals and reimbursement claims for procedures in which TearCare is used, but there is no guarantee that we will be successful. This strategy is dependent, among other things, on ECPs’ willingness to submit, and success in submitting, TearCare procedure claims with invoicing that supports appropriate reimbursement, as well as their success in appealing these claims with payors as needed. If patients are not willing to pay for procedures in which TearCare is used, or if third-party payors continue to decline to provide coverage and reimbursement, or provide insufficient levels of coverage and reimbursement, it would have a negative impact on ECPs’ adoption of TearCare and sales of TearCare, which could adversely affect our business and results of operations. In 2024 and through the first three quarters of 2025, various commercial insurance carriers paid small number of TearCare claims on a case-by-case basis, but these reimbursement amounts varied materially, and no formal coverage policies have yet to be established by any commercial payors. As the majority of potential TearCare patients are insured by commercial payors, if the Company is unsuccessful in helping commercial payors to establish formal coverage policies with adequate reimbursement for the TearCare procedure, reimbursed market access for TearCare will be materially limited. Further, though CPT code 0563T specifically describes the procedure enabled by the TearCare technology, it is possible that others could seek could seek to use, promote for use, or bill under this code, or the code could subsequently be modified or interpreted in a manner adverse to the Company so as to allow competitive products to be billed thereunder.

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

In the United States, the American Medical Association (“AMA”) generally assigns specific billing codes for procedures under a coding system known as Current Procedural Terminology (“CPT”), which surgeons use to bill third-party payors and receive reimbursement. Once a permanent CPT code ("Category I CPT code") is established for a service, CMS establishes payment levels under Medicare, while other payors may establish rates and coverage rules independently. Canaloplasty followed by trabeculotomy procedures using OMNI are typically billed using the Category I CPT code 66174, which describes canaloplasty. Coding for ophthalmic surgical procedures is complex, and changes to the codes used to report services performed with our products may result in significant changes in reimbursement, which could negatively impact our revenue. For example, in 2021 the RVS Update Committee ("RUC") of the AMA reevaluated the physician work associated with CPT code 66174. As a result of this RUC review and further conversion factor reductions, CMS reduced the Medicare Physician Fee Schedule amount associated with this service from approximately $950 in 2021, to $761 in 2022, to $622 in 2023, to $608 in 2024, to $600 in 2025, and to $545 in 2026. Many of the factors considered by the RUC, and many of the factors evaluated by payors and other payor advisory bodies, in assessing the costs of, and payments with respect to, procedures associated with our products are not within our control. For instance, with respect to determination of hospital, ASC and physician payment associated with CPT code 66174, evaluation of procedure costs may include the costs of competitive products that are priced well below our products and may also reflect reduced physician work with respect to procedures that are less comprehensive than the procedures performed with OMNI. This, in turn, may adversely affect our ability to obtain and maintain adequate and appropriate levels of reimbursement for the comprehensive procedure enabled by our OMNI technology, which could adversely affect our financial condition and results of operations.

The AMA maintains a subset of temporary CPT codes (“Category III CPT codes”used for new and emerging technologies. For example, TearCare was assigned a Category III CPT code effective beginning January 1, 2020. Coverage for Category III CPT codes is often limited. Medicare does not generally establish national payment rates for Category III CPT codes on the Medicare Physician Fee Schedule (“MPFS”). As a result, individual Medicare contractors and private payors (i) may establish their own payment rates for services described by Category III CPT codes, as has been the case with TearCare, which payment rates are subject to change, may be variable across Medicare contractors, may be materially below the final reimbursement rates that we are currently targeting, or (ii) may determine not to reimburse services described by Category III CPT codes.

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

During the three months ended September 30, 2025, none of our directors or officers adopted, terminated, or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of Sight Sciences, Inc.	8-K	001-40587	3.1	7/19/21
3.2	Amended and Restated Bylaws of Sight Sciences, Inc.	8-K	001-40587	3.2	7/19/21
10.1	Third Amendment to Loan and Security Agreement, dated September 30, 2025, by and among Sight Sciences, Inc., certain affiliates of Hercules Capital, Inc., and Hercules Capital, Inc.	8-K	001-40587	10.1	9/30/25
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGHT SCIENCES, INC.

Date: November 6, 2025	By:	/s/ James Rodberg
James Rodberg
Chief Financial Officer
(Principal Financial and Accounting Officer)