Form 10-K
period 2025-12-31
Sight Sciences, Inc.
filed 2026-03-04
CIK 1531177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common stock held by non-affiliates was approximately $153.6 million based on the closing price for the Registrant's common stock of $4.13 on that date. Shares of common stock held by each executive, director, and their affiliated stockholders have been excluded from this calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock outstanding as of February 26, 2026 was 54,005,984.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the “Company,” “Sight Sciences,” “we,” “us” and “our” refer to Sight Sciences, Inc.

This Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (this "Annual Report on Form 10-K") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•
our ability to obtain and maintain sufficient reimbursement for our products, including our ability to successfully protect reimbursement for our Interventional Glaucoma products and establish broad reimbursement for our Interventional Dry Eye products;
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
•
our abilities to protect and scale our intellectual property portfolio and to prosecute intellectual property litigation to a successful conclusion;
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

This Annual Report on Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys, and studies conducted by third parties as well as our own estimates. All of the market data used in this Annual Report on Form 10-K involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our products include key assumptions based on our industry knowledge, industry publications, third-party research, and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

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
•
We may not be able to secure or maintain adequate levels of third-party coverage and reimbursement for procedures in which our Interventional Glaucoma or Interventional Dry Eye products are used, and third parties may rescind or modify their coverage or delay payments related to these products, which would adversely affect our business, financial condition, and results of operations;
•
The market for our products is highly competitive and could grow increasingly competitive as new glaucoma and dry eye technologies are introduced in our industry. Our competitors may have longer operating histories, more established products and distribution networks, lower product prices or greater resources than we do, and may be able to develop or market products that are safer, more effective or gain greater acceptance in the marketplace than our products;
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
•
We rely on third parties to manufacture and supply our products. A number of these suppliers are single-source providers, and certain key suppliers are located outside of the U.S. We are subject to numerous risks relating to our reliance on such third parties, including the impact of tariffs on products imported from China;
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
•
We have limited experience in training ophthalmologists and optometrists (together, "eyecare professionals" or "ECPs") on, and marketing and selling, our TearCare products, which could adversely affect customer perceptions and adoption of our TearCare products;
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
•
Our long-term growth depends on our ability to continue to capture market share, enhance our products, maintain appropriate product reimbursement, expand our indications and develop and commercialize additional products in a timely manner. If we fail to identify, acquire and develop other products, we may be unable to grow our business;
•
Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or our customer’s patients or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation;
•
Our international operations expose us to market, legal, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States;
•
Our success will depend on our, and our licensors’, ability to obtain, maintain and protect our intellectual property rights;
•
We are party to, and may in the future become a party to, intellectual property litigation or administrative proceedings that can be costly, time-consuming, unsuccessful, and could interfere with our ability to sell and market our products;
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

PART I

Item 1. Business

Overview

Our mission is to develop transformative, interventional technologies that allow eyecare providers to procedurally elevate the standards of care – empowering people to keep seeing. We are passionate about improving patients’ lives by helping them to preserve their sight. Our business philosophy is grounded in the following principles: comprehensively understanding disease physiology; developing transformative technologies that are intended to preserve, protect, and restore natural physiological functionality to diseased eyes; developing and marketing products with proven clinical evidence that achieve superior effectiveness versus current treatment paradigms while minimizing complications or side effects; providing intuitive, patient-friendly, interventional solutions to eye care professionals ("ECPs"); and delivering compelling economic value to all stakeholders, including patients, providers and third-party payors such as Medicare and commercial insurers. Our objective is to develop and market products for use in new treatment paradigms and to create an interventional mindset in eyecare whereby our technologies may be used in procedures which supplant conventional outdated approaches.

We have focused our initial product development efforts on the treatment of two of the world’s most prevalent and underserved eye diseases: glaucoma and dry eye disease ("DED"). We estimate the annual addressable U.S. market opportunity for the products in our interventional glaucoma ("Interventional Glaucoma") segment is approximately $6.0 billion with approximately $1.0 billion in the combination cataract procedure market (the “Combination Cataract Market”), and $5.0 billion in the standalone procedure market (the “Standalone Market”). The U.S. market for dry eye treatments was $2.4 billion in 2025. The Combination Cataract Market is associated with procedures performed on patients with primary open-angle glaucoma ("POAG") in combination with a cataract procedure (“Combination Cataract Procedures”). The Standalone Market is associated with procedures performed on POAG patients without concomitant cataract surgery (“Standalone Procedures”), thus coming to the operating room solely due to their glaucoma condition.

We have taken a deeper look at the care continuum in the evolving microinvasive glaucoma surgery (“MIGS”) landscape and narrowed the specific patient population for whom Standalone Procedures have a compelling value proposition due to the comprehensive nature of the procedure and its ability to address all three areas of resistance in the drainage pathway. The pseudophakic standalone patient segment consists of patients three or more years out from prior cataract surgery, who may have had a MIGS procedure at the time of cataract surgery, but whose intraocular pressure (“IOP”) is not well controlled on two or more medications. These later-stage patients are at risk of disease progression, and we believe many will require an invasive and complicated procedure, such as a trabeculectomy or a shunt. However, we believe that standalone intervention can be effectively utilized for these patients, thus potentially delaying or avoiding the need for these riskier advanced procedures, improving patient care.

Glaucoma, which refers to a group of chronic, often asymptomatic, diseases that damage the optic nerve, is the world’s leading cause of irreversible blindness. Glaucoma does not have a cure and is a progressive disease; if left untreated or insufficiently treated, glaucoma can lead to irreversible disability and blindness. An estimated 133 million people worldwide suffer from glaucoma. POAG is the most prevalent form of glaucoma and affects almost 84 million people worldwide. We estimate there are approximately 4 million people in the United States with POAG. One of the greatest risk factors for POAG, and the only risk factor that can be controlled, is elevated IOP. Elevated IOP is often caused by malfunctioning drainage pathways in the eye that provide abnormal resistance to the outflow of aqueous humor, which is a clear, watery fluid that bathes and nourishes the lens and maintains pressure within the eye.

MIGS procedures, which can be used to treat patients with glaucoma, have a strong demonstrated safety profile, characterized by minimal trauma to the eye and quick patient recovery times. We currently offer two commercial technologies in our Interventional Glaucoma segment, our OMNI® Surgical System (“OMNI”) and our SION® Surgical Instrument (“SION”), both of which enable MIGS procedures. OMNI is a handheld, single use, therapeutic technology that enables ophthalmic surgeons to perform a comprehensive procedure to reduce IOP in adult patients with POAG. SION is a bladeless, manually operated device used in ophthalmic surgical procedures to excise trabecular meshwork, which is the tissue located near the cornea through which aqueous humor flows out of the eye.

Our goal is to establish OMNI and SION as standards of care for our customers and patients by continuing to grow their adoption and utilization in the existing Combination Cataract Market, which we believe remains underpenetrated. In addition, we believe training ophthalmic surgeons to use OMNI will help us to expand the Standalone Market (which we currently estimate at over 85% of the potential U.S. POAG market). We believe the consistent therapeutic outcomes OMNI delivers are important for patients and surgeons alike, especially those considering a Standalone Procedure.

We primarily sell OMNI and SION in the U.S. through our dedicated Interventional Glaucoma sales team. Our commercial strategy for OMNI centers on building confidence and conviction among the glaucoma community in OMNI through continued awareness of and education on our clinical trial results and publication of these results in peer-reviewed journals demonstrating the safety and efficacy of OMNI. Coverage is available for the procedure enabled by OMNI, canaloplasty followed by trabeculotomy (ab interno), in all Medicare Administrative Contractor ("MAC") jurisdictions and under numerous private insurers’ plans. With advantages that have been observed to achieve safe, effective and highly consistent clinical outcomes, we believe OMNI has the potential to benefit patients by establishing a more proactive, interventional paradigm for IOP reduction in POAG. We have established direct commercial operations in the United States, United Kingdom, and Germany, and sell OMNI in other countries in Europe through distributors.

Dry eye disease is caused by aqueous deficiency or evaporative dry eye and is a subset of ocular surface disease. The primary cause of evaporative DED is meibomian gland disease ("MGD"), which is characterized by low quality tears that evaporate prematurely. Dry eye complaints are the most common reason for a patient visit to an eye doctor. Yet, of the estimated 39 million people with DED signs and symptoms in the U.S., only an estimated 19 million have been diagnosed with DED. Dry eye symptoms have a significant impact on the quality of life and productivity of patients suffering from DED. If left untreated, DED can be extremely painful, often leading to permanent cornea damage and vision impairment. Evaporative dry eye resulting from MGD may be associated with up to 86% of all DED cases. Approximately 50% of DED patients are considered moderate to severe.

We believe the MGD market requires additional ECP and patient education, including clinical data to differentiate procedural and product alternatives, and enhanced patient access through the development of reimbursement coverage. In our interventional dry eye ("Interventional Dry Eye") segment, our commercial product line currently consists of our TearCare system. The TearCare system is a proprietary, interventional, dry eye device designed to melt and facilitate the comprehensive removal of meibomian gland obstructions and improve gland functionality and healthy oil production. We believe TearCare has a compelling physiological profile to address gland obstructions caused by MGD. Our goals with the development of TearCare are to (i) fully transform the current outdated treatment paradigm based primarily on over-the-counter (“OTC”) and prescription eyedrops, both of which do not address obstruction of the meibomian glands, the primary root cause of MGD, and (ii) establish use of TearCare as the standard of care for the millions of patients suffering from evaporative DED caused by MGD.

We primarily sell TearCare in the U.S. through our dedicated Interventional Dry Eye sales team. The TearCare System consists of a TearCare SmartHub™ (“SmartHub”), a reusable hardware controller, TearCare SmartLids® ("SmartLids”), which are disposable therapeutic eyelid devices used for TearCare patient therapy sessions (one pair of SmartLids provides bilateral therapy, or four eyelids treated), and TearCare accessories (Clearance Assistant and wipes). Our commercial strategy for TearCare has been to drive awareness and adoption of the TearCare procedure by ECPs while simultaneously seeking to lay the foundation for equitable coverage and reimbursement through the generation of compelling clinical data and conduct of a targeted coding, coverage and reimbursement initiative.

We focus on continuous innovation and regularly seek input from our network of expert employees (including ophthalmologists on staff), advisors and customers to rapidly iterate our pre- and post-commercial product designs with the aim of better satisfying the needs of our customers and their patients and increasing adoption and utilization of our solutions.

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

OMNI Surgical System

Our OMNI technology enables an ophthalmic surgeon to perform a MIGS procedure that addresses all three known areas of resistance in the conventional outflow pathway of the eye: the trabecular meshwork, Schlemm's canal, and the distal collector channels. OMNI is indicated for canaloplasty followed by trabeculotomy to reduce IOP in adult POAG patients. This indication encompasses the use of OMNI both by itself for Standalone Procedures and for Combination Cataract Procedures. OMNI has received clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FDCA”) from the FDA and a European Conformity (“CE”) mark to be marketed in the U.S. and the European Union ("EU") respectively, for canaloplasty followed by trabeculotomy to reduce IOP in adult patients with POAG in the U.S. or with open-angle glaucoma ("OAG") in the EU.

The procedure performed with our OMNI technology is designed to enable surgeons to perform sequential comprehensive outflow treatments that they can customize based on an individual patient’s disease severity to restore the eye’s natural drainage system without compromising the structural integrity of the eye or leaving implants behind post-surgery. We believe OMNI delivers high level of effectiveness as it provides access to 360 degrees of the diseased conventional outflow pathway through a clear corneal incision to treat all three known areas of resistance in the conventional outflow pathway of the eye.

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

SION allows us to serve specific subsets of customers who may prioritize a faster or simpler procedure. Our target customers for SION include three types of combination cataract MIGS surgeons that are distinct from target OMNI customers: (i) high volume cataract surgeons seeking to perform the quickest MIGS procedures, (ii) surgeons who are initially less experienced with MIGS such as surgical fellows at academic institutions and (iii) surgeons looking for lower-priced, less comprehensive MIGS alternatives. We believe these use-cases have little overlap with the use cases for our OMNI device.

TearCare System

In an effort to address the treatment of evaporative DED due to MGD, we designed TearCare to facilitate what we believe is the optimal method for clearing meibomian gland obstructions based on numerous clinical studies. The goal of TearCare therapy is to restore the eyelid’s natural ability to produce healthy lipid secretions and recover the integrity of the tear film. We developed TearCare to serve as an elegant, compact, portable, and intuitive solution comprised of the SmartHub™ ("SmartHub"), a reusable hardware controller, and the TearCare SmartLids® ("SmartLids"), a breakthrough, software-controlled, wearable, therapeutic eyelid technology.

The proprietary, thin, flexible, wearable, and open-eye design of our SmartLids (a) ensures a conformant fit for every patient and thereby ensures the reproducible delivery of thermal energy into the meibomian glands to achieve the requisite gland obstruction melting temperature across different eyelid anatomies, (b) allows patients to blink naturally throughout the thermal portion of the procedure, which initiates the natural movement and expression of melted gland obstructions from the diseased meibomian glands, and (c) provides a comfortable, open eye patient experience in the eye care provider’s office. Engineering SmartLids to remain comfortably adhered to virtually all shapes and sizes of eyelids while allowing freedom to blink and delivering precisely controlled, therapeutic levels of thermal energy is one of our most significant design accomplishments.

TearCare is FDA cleared for the application of localized heat therapy in adult patients with evaporative DED due to MGD, when used in conjunction with manual expression of the meibomian glands.

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

Our Growth Strategy

The fundamental objectives of our growth strategy are to establish robust clinical data to support the development of our target markets and the continued commercialization of our products and to deliver an exceptional customer experience to the ECPs and patients who utilize our products. Our current growth strategies include:

•
Increasing patient access to the TearCare procedure by leveraging the SAHARA and OLYMPIA trials, and our TearCare budget impact and cost utility analyses, to establish and expand appropriate reimbursement and coverage by governmental and commercial payors;
•
Expanding our interventional dry eye commercialization infrastructure and customer engagements to increase utilization of TearCare and establish TearCare as the standard of care for reimbursed interventional dry eye procedural treatment among ECPs;
•
Establishing OMNI and SION as the standards of care for interventional glaucoma treatment among MIGS-trained surgeons;
•
Developing and expanding the Standalone Market with OMNI, with a focus on pseudophakic patients whose IOP is not well controlled on two or more medications and who are at risk of disease progression;
•
Obtaining and maintaining appropriate reimbursement and coverage by governmental and commercial payors for procedures performed with our Interventional Glaucoma technologies;
•
Driving adoption and utilization of our products by leveraging additional clinical trials and market education;
•
Continuing to create transformational and innovative interventional eyecare technology; and
•
Developing our existing international markets.

Clinical Data

We believe treatment decisions should be evidence-based and hold ourselves to the highest clinical and ethical standards. We are deeply committed to conducting studies to evaluate the safety, effectiveness and durability of treatments using our products, and subjecting the results to the rigorous peer review process for publication in leading journals. Our robust and growing libraries of evidence to support OMNI, SION and TearCare are helping to drive their awareness and adoption and ultimately advancing patient care in ophthalmology and optometry.

We are currently conducting active and robust clinical trial programs in both POAG and MGD. Our clinical trial designs include both randomized controlled trials ("RCTs"), prospective, and retrospective real-world studies, based on our belief that each of these approaches has unique strengths. We also plan to continue supporting our investigator-initiated trial program.

Interventional Glaucoma - Clinical Program

Building on a solid foundation of completed and ongoing clinical trials, we have invested significant resources to further develop clinical data regarding the use of OMNI. Since 2018, there have been 34 articles published in peer-reviewed journals for OMNI and its Sight Sciences predicate devices and procedures. Our completed trials include ROMEO, ROMEO 2, GEMINI, GEMINI 2, ORION 2, and TREY.

•
ROMEO was used to support OMNI’s indication for use expansion in the U.S. in March 2021 and resulted in three published articles in peer-reviewed journals.
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
•
ORION 2 was a prospective, multicenter study with 24-month outcomes for standalone patients.

Moreover, there have been three large real-world evidence studies utilizing the American Academy of Ophthalmology’s IRIS® Registry. The first is a 24-month outcome study of leading FDA-cleared or FDA-approved MIGS (OMNI, iStent inject, Hydrus®) used in conjunction with cataract surgery versus cataract surgery alone; the second is an evaluation of 36-month outcomes for OMNI used as a standalone procedure; and the third reports outcomes for leading FDA-cleared or FDA-approved MIGS used in conjunction with cataract surgery, and cataract surgery alone, in African American patients. All have been published in peer-reviewed journals.

The 36-month real-world study which was published in December 2024 evaluated 230 eyes of 196 patients with POAG over a period of up to three years. The results for OMNI demonstrated clinically and statistically significant reductions in IOP through up to 36 months postoperatively, with mean reductions ranging from 5.6 to 7.1 mmHg. The study also reports a statistically significant decrease in medication use through 18 months. Subgroup analysis showed even greater IOP reductions (up to 8.9 mmHg) in patients with baseline IOP greater than 18 mmHg. Eyes with lower baseline IOP (<18 mmHg) had reductions in medication use through 36 months, and eyes with higher baseline IOP (>18 mmHg) had statistically significant reductions in IOP and reductions in medication use through 36 months.

The volume of published evidence for OMNI has resulted in two separate industry groups conducting systematic reviews and meta-analyses, both published in 2025. A systematic review and meta-analysis is a high-level research method that rigorously identifies, appraises, and synthesizes all available studies on a specific topic. These analyses concluded that “OMNI consistently reduced IOP and concomitant medication use with sustained effects over 24-36 months, and has a favorable safety profile, thus supporting its use in patients with OAG.”, and “the OMNI Surgical System is an effective standalone procedure for canaloplasty and trabeculotomy in OAG patients and led to a significant reduction in IOP at multiple timepoints and medication burden.” Such conclusion were published in respected peer-reviewed journals, the European Journal of Ophthalmology, and the Journal of Glaucoma, respectively.

Table 1: Ongoing and Planned Clinical Studies

Name	Description
First in Human for Helix

NCT06948773: To assess the safety of the Helix Surgical System in cataract surgery and to gain early evidence of its effectiveness in lowering intraocular pressure (IOP) in subjects with mild to moderate primary open-angle glaucoma (POAG) and cataracts

First in Human for OMNI 3.0

NCT06991270: To gain early evidence of safety and assess the effectiveness of the intraocular pressure (IOP)-lowering effectiveness of the OMNI 3.0 Surgical System in primary open-angle glaucoma (POAG)

Interventional Dry Eye - Clinical Program

We have developed robust clinical data evaluating TearCare. Our first RCT for TearCare ("OLYMPIA") was completed in 2021 and data from OLYMPIA supported the FDA clearance of TearCare’s expanded indication for use in December 2021. The second RCT for TearCare (“SAHARA”) has completed three phases. Phase 1 of the SAHARA RCT (showing superiority or equivalence over Restasis® cyclosporine drops with respect to study endpoints) was published in December 2023 in Clinical Ophthalmology. Phase 2 results from SAHARA (cross-over of Restasis® subjects to a single TearCare treatment) were published in May 2024 in Clinical Ophthalmology. Phase 3 results from SAHARA (evaluation of duration of TearCare treatment effect) were published in August 2025 in Optometry and Vision Science. We plan to leverage the results of our OLYMPIA and SAHARA studies to support FDA clearances to further expand indications for use of TearCare and to support our market access strategy.

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

In Phase 1 of SAHARA, our large, multi-center RCT, the TearCare procedure was superior to Restasis® eyedrops in the improvement of TBUT, the primary objective and a key measure of aqueous retention, tear stability and the tear film’s ability to protect the ocular surface. The SAHARA trial also observed that procedures enabled by TearCare were non-inferior to Restasis® eyedrops in OSDI, which was the co-primary six-month endpoint. Throughout the study, interventional eyelid procedures with TearCare demonstrated clinically and statistically significant improvements of every endpoint and at every measurement interval: one week, one month, three months, and six months. Endpoints assessed include TBUT, MGSS, corneal staining, and conjunctival staining.

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

In Phase 3 of the SAHARA trial, subjects in the TearCare cohort received additional TearCare interventional eyelid procedures as necessary based on pre-determined criteria over an additional 18 months (24 months total study period) to measure the durability of procedural treatment effect. All mean signs and symptoms remained statistically significantly better than the study baseline at all time points measured through the end of the study at 24 months. The majority (66%) of participants who received treatment for dry eye disease (DED) with TearCare at baseline and again at Month 5 required no additional treatment based on pre-defined retreatment criteria. Phase 3 clinical results were published in August 2025.

Table 2: Sight Sciences TearCare Ongoing Clinical Study

Name	Description
Xtend

NCT07365735: In this randomized study, TearCare procedures using the TearCare MGX System (study device) with the extended Warming hold feature will be compared with TearCare procedures using the TearCare MGX System without the Warming hold (control group).

Commercial Approach

We have built a world-class direct sales commercial organization that features professionals and executives with substantial leadership experience from leading ophthalmic and medical technology companies. In particular, we have recruited professionals with track records that include launching new technologies, growing primary demand, changing treatment paradigms and securing market access from payors. We believe this expertise is crucial to achieve our market development objectives in our Interventional Glaucoma and Interventional Dry Eye businesses. Sales representatives typically have relevant experience across medical device and/or pharmaceutical sales focused on eyecare to ensure the development of a trusted consultative relationship with our ECPs and practice administrators. As we have developed our clinical data and brand recognition, we believe our team has differentiated our product offerings and gained commercial traction through exceptional, highly involved training, support and ongoing professional education. As of December 31, 2025, our overall commercial team consisted of over 100 professionals dedicated to sales, marketing, commercial support, training and professional relations. We also sell OMNI into select European countries through distributors, but maintain a direct sales force in our two largest European markets, Germany and the United Kingdom.

We maintain distinct sales, marketing, and training teams to support our business segments because our products require specialized product-specific sales expertise and ECP training to integrate our products into their practices. We typically sell OMNI and SION to facilities where ophthalmic surgeons perform outpatient procedures, particularly ASCs and hospital outpatient departments ("HOPDs") and we sell TearCare to both optometry and ophthalmology practices.

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

Seasonality

We believe our sales may be impacted by seasonal factors. For example, in some years, we have experienced higher sales volumes in the second and fourth quarters versus the first and third quarters. Demand can be lower during summer months because of ECP vacations and in winter months in certain parts of the world because of fewer business or surgery days due to holidays and adverse weather conditions. Seasonality in future periods may also be impacted by reimbursement coverage, sales infrastructure, and consumer and physicians’ behaviors and confidence.

Reimbursement

Our commercial activities are substantially within the United States. We sell our Interventional Glaucoma products primarily to ASCs and HOPDs, who in turn bill various third-party payors, such as Medicare and private health insurance plans for the healthcare services and resources rendered to treat a patient. We sell TearCare to ECPs. Our market access team helps facilitate patient access to the OMNI, SION and TearCare systems by engaging payors on coverage, coding and payment matters, and by providing support to patients and our customers as they seek reimbursement from payors that do not have positive coverage or those that do not have formal policies in place regarding our products.

Reimbursement for Uses of the OMNI Surgical System and SION Surgical Instrument

Surgeons are able to perform a comprehensive outflow procedure enabled by OMNI or a partial outflow procedure focused on the trabecular meshwork with SION.

Medicare coverage policies for MIGS procedures in five of the seven “MACs” jurisdictions, which became effective in November 2024, confirmed continued Medicare coverage for Combination Cataract Procedures (cataract surgery procedures performed with a single MIGS procedure), including both canaloplasty and goniotomy procedures. Medicare coverage of Combination Cataract Procedures involving non-implant MIGS procedures in the remaining two MACs is available outside of a formal coverage policy, as is Medicare coverage of Standalone Procedures performed using OMNI or SION. Widespread coverage is important for commercial adoption. Based on POAG prevalence, we estimate the majority of patients who receive treatment for POAG are covered by Medicare (fee-for-service and Medicare Advantage plans). Private payor coverage policies vary for procedures that may be performed with OMNI or SION technologies. For instance, in the United States, some commercial payors, including numerous Blue Cross Blue Shield plans, Cigna plans, and United plans, have published medical policies that consider canaloplasty medically necessary for the treatment of glaucoma, though specific criteria for coverage may vary depending on the payor.

Additionally, as with many healthcare items and services, some health plans cover the procedures performed using OMNI and SION outside of a formal coverage policy. Where coverage is less consistent or is limited, as is the case with certain commercial payors, our market access team works with payors directly and with customers to facilitate patient access to our Interventional Glaucoma products by working towards securing appropriate coverage and reimbursement. We have established and continue to build a substantial library of clinical evidence and health economics outcomes research data and published articles to directly address the needs of payors.

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

The rates for procedures performed with our products vary depending on the code billed and the setting where the procedure is performed. The table below outlines the Medicare national unadjusted average payment rates for each in 2025 and 2026.

		HOPD Facility Payment Rate		ASC Facility Payment Rate		Physician Payment Rate
HCPCS Code	Descriptor	2025	2026	2025	2026	2025	2026
65820	Goniotomy	$4,023	$4,223	$2,094	$2,204	$786	$727
66174	Canaloplasty	$4,023	$4,223	$2,094	$2,204	$600	$543

Based on customer feedback, we believe the rates for facility and physician reimbursement in both settings reflect attractive and reasonable payments to cover all of our customers’ costs and economic needs related to glaucoma treatments using OMNI and SION.

While our commercialization of OMNI has primarily been focused on the U.S., we have also focused our efforts on international commercialization, including in the United Kingdom and Germany, where we have hired local commercial and market access teams to promote OMNI to health care professionals and facilitate equitable reimbursed market access to procedures using our OMNI technology. We also sell OMNI in a limited number of other countries in Europe through distributors.

To date, the procedures most commonly performed with OMNI are covered in all United Kingdom and German regions and we are working towards educating ECPs across all these regions regarding the appropriate procurement and submission of claims for reimbursement to facilitate access to OMNI for patients and ECPs.

Reimbursement for Uses of the TearCare System

In October 2025, two MACs, Novitas Solutions, Inc. (“Novitas”) and First Coast Service Options, Inc. (“FCSO”), each established jurisdiction-wide pricing for CPT code 0563T, retroactive to January 1, 2025. CPT code 0563T, which became effective January 1, 2020 and is specifically associated with procedures using TearCare. In jurisdictions outside of those covered by Novitas and FCSO, there is still no meaningful reimbursement coverage by Medicare or private payors for DED procedures, including TearCare, and patients are typically paying out-of-pocket for TearCare procedures, although some payors may agree to provide case-based coverage outside of a formal policy.

We believe the current Rx and OTC dry eye drop market is dominated by eyedrops that do not address the underlying causes of MGD and that TearCare has the potential to offer a better standard of care for evaporative dry eye patients and reduce overall costs for payor. We plan to continue to engage with other MACs, third-party payors, the clinical societies, and other stakeholders in continued support of patient access for interventional meibomian gland disease procedures performed with the TearCare System.

In December 2024, a Budget Impact Analysis (“BIA”) of the TearCare® System for the treatment of MGD-associated dry eye disease in the United States was published in the Expert Review of Ophthalmology journal. The BIA estimated the fiscal impact of adopting a new technology or treatment within a specific provider environment or patient population, and identified the health savings associated with increased adoption of TearCare as compared to prescription dry eye medications for patients with dry eye disease. Key findings indicated that a 20% increase in market share of TearCare compared to prescription dry eye medications would yield an estimated annual savings of $36.87 per member per year across all plan members in a hypothetical health plan with one million covered lives. The study showed a direct relationship between increased utilization of TearCare in place of prescription medications and total costs savings from a U.S. payer perspective.

In July 2025, a Cost Utility Analysis (“CUA”) of the TearCare System for the treatment of MGD-associated DED in the United States was published in the Expert Review of Pharmacoeconomics and Outcomes Research journal. The CUA demonstrated cost savings and greater health utility with TearCare compared to cyclosporine 0.05% for treating MGD-associated DED, offering a more efficient and patient-centric approach to treating this common ocular disease. The analysis, conducted from a US healthcare payer perspective using a 1-year time horizon, revealed that TearCare resulted in lower per-patient annual costs ($4,916) and higher quality-adjusted life years (QALYs; 0.76) compared to CsA ($5,819 and 0.74 QALYs, respectively). This translated to per-patient annual cost savings of $903 and an incremental benefit of 0.014 QALYs.

We continue to generate clinical data to support positive coverage decisions from Medicare and private payors, and are leveraging the OLYMPIA, SAHARA, BIA, and CUA publications in our discussions with payors.

Our comprehensive long-term strategy to improve patient access to TearCare includes the following key initiatives:

•
Demonstrating the effectiveness, safety and durability of TearCare with rigorous clinical and health economic data;
•
Executing an effective market access strategy to expand equitable reimbursement;
•
Expanding our commercial coverage to increase patient and ECP awareness of TearCare treatment options; and
•
Taking appropriate steps to prepare for the conversion of CPT code 0563T to a permanent Category I CPT code.

Competition

We believe our focus on developing and marketing intuitively designed products that are intended to restore the eye’s natural physiological function by addressing underlying causes of eye disease will be an important factor in our future success. The medical device and pharmaceutical industries are intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with medical device and pharmaceutical companies that develop and commercialize products for eye conditions. Notable competitors with approved MIGS products include Glaukos, Alcon, AbbVie, Iantrek, New World Medical, and Nova Eye Medical Limited. Notable competitors with approved DED procedures include Johnson & Johnson and Alcon, while competitors with approved DED products include Abbvie and Novartis.

Some of our competitors are larger, well-capitalized companies with greater current market share and resources. We also compete with several smaller medical device companies that have a single product or a limited range of products. Our business can be adversely impacted by a number of competitive factors including introduction of competitive MIGS products as well as alternative therapies that compete with our product offerings. Recent competitive product introductions have led to customer trialing, and, in certain instances, customer adoption of these alternative products, some of which are less proven and generally available at lower average selling prices than our OMNI technology. We believe these new product introductions and related trialing activities in the marketplace are indicative of an increasingly competitive MIGS segment.

In addition, some of our competitors have:

•
Significantly greater name recognition;
•
Broader or deeper relations with healthcare professionals, customers, industry associations and third-party payors;
•
More established distribution networks;
•
Commercial strategies that incorporate or rely on pricing discounts and concessions to take market share;
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

We are party to a supply agreement with Peter’s Technology (Suzhou) CO LTD. ("PTCS"), a Chinese subsidiary of Peter’s Co., Ltd., a Taiwan-based contract manufacturer (as amended, the "Peter's Supply Agreement"), pursuant to which PTCS manufactures our OMNI and SION products as well as certain components of our TearCare system. The original three-year term of the Peter’s Supply Agreement expired in January 2024, after which the agreement has continued to automatically renew for additional consecutive one-year periods. The agreement contains customary termination provisions, including the right for either party to terminate the agreement upon provision of notice at least 90 days before the end of the then-current renewal term.

For the production of our TearCare System components, we currently have supply arrangements with several medical device manufacturers. In addition to our agreement with PTCS for the production of SmartLids, we partner with various other suppliers for the production of the SmartHub and Clearance Assistant components of our TearCare System.

We believe that the manufacturing capacity provided by our approved third-party suppliers will be adequate to meet our current and anticipated manufacturing needs. However, geopolitical tensions between other countries and the United States, or potential escalation of trade disputes could increase the cost of our products or components, and materially and adversely affect our business operations and financial condition. Historically, a significant portion of our products have been produced and assembled by PTCS in China. In an effort to diversify our manufacturing footprint and have product readily available from multiple manufacturing facilities, we are expanding our manufacturing to include additional facilities outside of China in 2026.

We also continue to monitor the reciprocal imposition of tariffs between United States and China on their respective imports. The United States tariffs on imports from China had a negative impact on our gross margins in 2025, as the vast majority of our products were manufactured by third parties with manufacturing facilities located in China. We are addressing this exposure by expanding production capacity outside of China in 2026. However, if trade disputes further escalate and tariffs applicable to our products increase, our business and results of operations could be materially and adversely affected. Further, additional tariffs may adversely affect shipping capacity and logistics and will likely increase our shipping costs.

Manufacturing facilities that produce medical devices or their component parts intended for distribution world-wide are subject to regulation and periodic unannounced inspection or audits by the FDA and other domestic and international regulatory agencies or notified bodies. In the United States, any products we sell are required to be manufactured in compliance with the FDA’s Quality Management System Regulation ("QMSR"), which covers the methods used in, and the facilities used for, the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products.

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

Trade Secrets

In addition to patents, we rely on trade secrets and know-how to develop and maintain our competitive position. We typically rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. It is our policy to protect trade secrets and/or know-how by establishing confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and collaborators. These agreements provide that all confidential information developed or made known during the course of an individual or entity’s relationship with us must be kept confidential during the relationship and for an appropriate period thereafter. These agreements also provide that we shall have all rights that we deem necessary or advisable to use and otherwise exploit inventions resulting from work performed for us or relating to our business and conceived or completed during the period of employment or assignment, as applicable. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary information by third parties.

Patents

As of December 31, 2025, we owned 57 issued U.S. patents, 74 issued patents outside of the U.S. (which includes seven issued European patents and their national validations), 24 pending U.S. non-provisional patent applications, 31 pending foreign patent applications and four pending Patent Cooperation Treaty patent applications. Our issued patents include claims directed to devices and methods for canaloplasty and/or trabeculotomy, ocular implants and related methods, goniotomy devices, methods for treating dry eye disease using pharmaceutical compositions, the TearCare apparatus and methods of using the TearCare apparatus, components of the TearCare apparatus (including the SmartHub and SmartLids) and methods of their use, the TearCare apparatus in combination with an eyelid compression instrument and methods of their use, and methods of using the TearCare apparatus with patients wearing contact lenses.

Subject to payment of required maintenance fees, annuities, and other charges, our issued U.S. patents have expiration dates between 2026 and 2043, with nine of our issued U.S. patents having expiration dates before 2030, 39 having expiration dates between 2031 and 2035, one having an expiration date in 2037, one having an expiration date in 2039, and the remaining seven expiring between 2040 and 2043, in each case exclusive of possible patent term extensions. Of our 24 pending U.S. non-provisional patent applications, one was filed in 2019, two were filed in 2020, two were filed in 2022, seven were filed in 2023, five were filed in 2024 and nine were filed in 2025. Our pending U.S. non-provisional patent applications, if issued, have expected expiration dates between 2026 and 2045, exclusive of any possible patent term adjustments or patent term extensions.

The foreign jurisdictions where we own issued patents include: Australia, Belgium, Brazil, China, France, Germany, Hong Kong, Ireland, Italy, Japan, Norway, Spain, Sweden, Switzerland, The Netherlands and the United Kingdom. Subject to payment of required annuities and other charges, these foreign patents have expiration dates between 2027 and 2035. We have pending patent applications in various countries including Australia, Brazil, Canada, China, Europe, Hong Kong, and Japan which, if issued, have expected expiration dates between 2032 and 2043.

As of December 31, 2025, we owned nine U.S. trademark registrations, two EU trademark registrations; two German trademark registration; two Swiss trademark registrations; two UK trademark registrations; one Brazilian trademark registration; five pending U.S. trademark applications; three pending Brazilian trademark applications; one International Registration designating Canada, Japan and the UK; one International Registration designating Australia, Brazil, Canada, the EU, Japan, Korea, Mexico, Singapore, Switzerland, and the UK; one International Registration designating Australia, Brazil and the EU; one International Registration designating Australia, the EU, Japan, Korea, Mexico, Singapore and the UK; one International Registration designating Australia, Canada, the EU, Singapore and the UK; one International Registration designating Japan; one International Registration designating Australia, Canada, the EU, Japan, Korea, Mexico, Singapore and the UK; one International Registration designating Australia, the EU, Japan and Mexico.

Government Regulation

Our products and our operations are subject to extensive regulation by the FDA and other federal, state, and local authorities in the United States, as well as comparable authorities in foreign jurisdictions. Our products are subject to regulation as medical devices in the United States under the FDCA and its implementing regulations.

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

Clinical Trials

Clinical trials are almost always required to support a PMA and are sometimes required to support a 510(k) submission. In the United States, absent certain limited exceptions, human clinical trials intended to support medical device clearance or approval or to determine safety and effectiveness of a device for an investigational use must be conducted in accordance with the FDA’s investigational device exemption ("IDE") regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” to human health, as defined by the FDA, the FDA requires the study sponsor to submit an IDE application to the FDA, which must be approved in advance by the FDA for a specified number of subjects.

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

The FDA has a performance goal of 90 days for review of a 510(k) submission, but the review time can be delayed if FDA raises questions or requests additional information during the review process. As a practical matter, clearance often takes longer than 90 days. Although many 510(k) premarket notifications are cleared without clinical data, the FDA may require further information, including clinical data, to make a determination regarding substantial equivalence, which may significantly prolong the review process.

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
•
QMSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, supplier/contractor selection, compliant handling, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;
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

The EU MDR became effective on May 26, 2021. The regulation, among other things:

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

With respect to the United Kingdom, the UK Medical Devices Regulations 2002 (“UK MDR”) remain applicable in England, Scotland and Wales ("Great Britain"). During 2021, a UK Responsible Person was appointed, and we registered the OMNI System with the Medicines and Healthcare products Regulatory Agency. Valid CE marks under the EU MDR will continue to be accepted in Great Britain, and the requirement to obtain a UK Conformity Assessed ("UKCA") mark has been delayed until June 30, 2030. Sight Sciences received a UKCA certification for the OMNI family of products on March 1, 2024, and has completed a transition plan to transition over to the UKCA requirements.

On December 16, 2025, the European Commission proposed a targeted simplification of the current rules for medical devices to make them easier, faster and more effective and further promote competitiveness, innovation and a high-level of patient safety. The proposal has been submitted to the European Parliament and the Council. To become binding Union law, the co-legislators need to adopt the text by ordinary legislative procedure.

Healthcare Fraud and Abuse Laws

In the United States, we are subject to several federal and state healthcare regulatory laws that restrict business practices in the healthcare industry. These laws include, but are not limited to, federal and state anti- kickback, false claims, transparency and other healthcare fraud and abuse laws.

The U.S. federal Anti-Kickback Statute (the “Anti-Kickback Statute”) prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting, receiving or providing any remuneration, directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any good, facility, item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value, including cash, improper discounts, and free or reduced-price items and services. Among other things, the Anti-Kickback Statute has been interpreted to apply to arrangements between medical device manufacturers on the one hand and prescribers and purchasers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. The government can exercise enforcement discretion in taking action against unprotected activities. Further, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The majority of states also have anti- kickback laws, which establish similar prohibitions, and in some cases may apply to items or services reimbursed by any third-party payor, including commercial insurers and self-pay patients.

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

Based on our experience to date, third-party payors generally reimburse for the procedures in which our products are used only if the patient meets the established medical necessity criteria for the procedure. Some payors have moved toward a managed care system and control their healthcare costs by establishing coverage policies that categorically restrict coverage of certain procedures, or by limiting authorization for procedures, including elective procedures using our devices. No uniform policy of coverage and reimbursement among payors in the United States exists, and coverage and reimbursement for procedures can differ significantly from payor to payor. Third-party payors are increasingly auditing and challenging the prices charged for medical products and services with concern for upcoding, miscoding, using inappropriate modifiers, or billing for inappropriate care settings. Some third-party payors must approve coverage for new or innovative devices or procedures before they will reimburse healthcare providers who use the products or therapies. Even though a new product may have been cleared for commercial distribution by the FDA, we may find limited demand for the product unless reimbursement approval can be obtained and/or maintained from governmental and private third-party payors.

In addition to uncertainties surrounding coverage policies, there are periodic changes to reimbursement levels. Third-party payors regularly update reimbursement amounts and also from time to time revise the methodologies used to determine reimbursement amounts. This includes routine updates to payments to physicians, hospitals and ambulatory surgery centers for procedures in which our products are used. These updates, which may include lower reimbursement rates for procedures in which our products are used, could have a direct impact on the demand of our products.

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

Data Privacy and Security Laws

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including personal health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including HIPAA, and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission (FTC) Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act ("CCPA"), and other state privacy and data protection laws similar to the CCPA and the General Data Protection Regulation ("GDPR"), govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

In Europe, the GDPR went into effect on May 25, 2018 and introduced strict requirements for processing the personal data of European Union data subjects. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain.

Further, from January 1, 2021, companies must comply with the GDPR and also the United Kingdom General Data Protection Regulation ("UK GDPR"), which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law.

Human Capital

As of December 31, 2025, we had 186 full-time employees. Our highly qualified and experienced team includes engineers, scientists, physicians and professionals across sales, marketing, regulatory, finance and other important functions that are critical to our success. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. None of our employees are represented by a labor union or are a party to a collective bargaining agreement and we believe that we have good relations with our employees.

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

Inclusion, and Belonging. We believe diversity of thought, values, individual characteristics, beliefs and backgrounds is critical to our overall success. We are an equal opportunity employer and believe that diverse and differentiated views contribute to make us a better organization where every employee not only contributes to our collective success but also feels a sense of belonging. It is our conscious effort to support and promote equal opportunity for all our employees within the workplace.

Additional Information

Sight Sciences, Inc. was incorporated as a Delaware corporation on February 10, 2010. We maintain a website at www.sightsciences.com. At our Investor Relations website, investors.sightsciences.com, we make available free of charge information for investors, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the Securities and Exchange Commission (the “SEC”). The information found on our website is not part of this or any other report we file with, or furnish to, the SEC, and references to our website address are inactive textual references only.

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

We have incurred annual net losses since our formation in 2010. For the years ended December 31, 2025 and 2024, we had net losses of $38.4 million and $51.5 million, respectively. As of December 31, 2025, we had an accumulated deficit of $384.7 million. To date, we have financed our operations primarily through equity and debt financings and from product sales. Our net losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our products, costs related to our sales and marketing efforts, general research and development expenses, including costs related to clinical trials and regulatory initiatives to obtain marketing clearance, and infrastructure improvements, and costs related to intellectual property development, protection and enforcement, including our ongoing litigation intellectual property litigation against Alcon Inc., Alcon Vision, LLC and their affiliates (collectively “Alcon”). In addition, as a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company.

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

We began selling VISCO360 and TRAB360, commercial predicate devices to OMNI, in 2015, TearCare in 2019 and SION in 2022, and therefore do not have a long history operating as a commercial company. Currently, we are highly dependent on the success of OMNI and TearCare. We derive revenue from sales of OMNI and SION, our commercially available Interventional Glaucoma products, and our TearCare system and related accessories, which comprise our commercial Interventional Dry Eye products, and we expect substantially all of our revenue in at least the next 12 months to be derived from the sale of these OMNI, SION and TearCare products. We believe that OMNI sales will continue to account for the majority of our revenue over the next twelve months. In the longer term, our growth strategy is dependent in large upon expanding adequate and sustainable reimbursement for TearCare to help drive Interventional Dry Eye revenue growth. Because we devote substantially all of our resources to developing, marketing and selling these products and rely on the sale of our products as our sole source of revenue, any factors that negatively impact our products, particularly factors negatively affecting OMNI or TearCare revenue growth or appropriately reimbursed access to our TearCare procedure, could have a material adverse effect on our business, financial condition and results of operations.

In November 2023, for instance, five of the seven Medicare Administrative Contractors (“MACs”) published proposed local coverage determinations (the “Prior LCDs”) that identified certain non-implantable MIGS procedures as investigational and not reasonable and necessary in the jurisdictions where these MACs administer Medicare Part B benefits, including adult canaloplasty in combination with trabeculotomy (ab interno), a procedure performed with OMNI and for which it is indicated. The Prior LCDs may also have categorized our SION technology as investigational and thus non-covered with respect to goniotomy procedures. The Prior LCDs were withdrawn in late December 2023 prior to becoming effective, and replaced with updated LCDs (the “Final LCDs”) that became effective in November 2024. The Final LCDs allow for continued coverage of canaloplasty and goniotomy procedures performed with our OMNI and SION technologies in these five MAC jurisdictions. However, each of the Final LCDs adopted a non-coverage policy when an aqueous shunt or stent procedure is performed with another surgical MIGS procedure, such as canaloplasty or goniotomy, at the same time in the same patient eye. This non-coverage policy has resulted in a reduction in overall MIGS claims volumes, which has adversely impacted our business, revenue and prospects. If the remaining two MACs also publish LCDs with the same coverage restriction, we expect an even further decline in MIGS claims volumes. Moreover, it is possible that one or more payors will publish new or updated policies or other determinations in the future that could (i) characterize procedures associated with our products as non-covered, or as covered under more limited parameters; or (ii) establish lower reimbursement for procedures performed with our products. The publication and effectiveness of any such future determinations would adversely affect our business and results of operations.

Over the next several years, we expect to continue to devote substantial resources to expand our commercialization efforts, drive increased adoption of our products and continue to develop new and improved products. Our limited commercialization experience and number of products make it difficult to evaluate our current business and predict our future prospects. For example, we believe OMNI procedures can be highly effective in reducing IOP in adult POAG patients when performed on a standalone basis without concomitant cataract surgery (“Standalone Procedure”). However, we have limited commercial experience with the standalone procedure market segment, and the extent to which we are able to penetrate and grow this market is unknown. If we and other market participants are unable to effectively drive the use of MIGS devices in Standalone Procedures, then our total addressable market will be significantly reduced, which will adversely affect our sales and growth strategy. In addition, a number of factors, including some outside of our control, may render our products less competitive, economically impracticable or obsolete and contribute to fluctuations in our financial results, including:

•
Our ability to obtain and maintain reimbursement coverage for procedures in which our products are used;
•
Changes in reimbursement rates or coverage restrictions instituted by government or commercial payors, such as the coverage limitations on multiple MIGS procedures done at the same time as a cataract surgery included in the Final LCDs, or coverage limitations on our TearCare procedure;
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

ECPs, including ophthalmologists and optometrists, have limited awareness of, and experience with, our products and brand. Our future growth and profitability largely depend on our ability to increase ECP and patient awareness of our products and their willingness to adopt our products. ECPs may not adopt our products unless they believe they will receive appropriate compensation for such use and are able to determine, based on experience, clinical data, medical society and association recommendations and other analyses, that our products are clinically differentiated from, or otherwise preferable to, available alternatives. Even if we are able to raise awareness among ECPs, they may be slow to change their medical treatment practices and may be hesitant to select our products for a variety of reasons, including:

•
Lack of adequate, equitable third-party payor coverage or reimbursement, or changes in (or new) third-party payor coverage or reimbursement policies or determinations that adversely affect coverage for Interventional Glaucoma and Interventional Dry Eye procedures;
•
Availability of lower-priced competitive products, especially competitive products with equivalent or superior reimbursement;
•
Unwillingness to alter historical practice patterns to incorporate OMNI use in Standalone Procedures into their practices;
•
Lack of experience with our products;
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
•
Competitive activities, including new product introductions, pricing, coding and coverage tactics, and negative selling efforts from providers of equivalent or alternative treatments;
•
ASC and ECP preferences for procedures that may be more profitable than those performed with our products, or for competitive products that are lower priced and thus offer greater profit margins in procedures in which our products are used;
•
Challenges of integrating TearCare into established ophthalmologic and optometric practices in light of ECP practice patterns and preferences, lack of awareness of our TearCare system and its capabilities, and lack of appropriate, equitable reimbursement for procedures involving our TearCare system; and
•
Perceptions regarding the time commitment and skill development that may be required to gain familiarity and proficiency with our Interventional Glaucoma and Interventional Dry Eye products.

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

In addition, some physicians may choose to utilize our products on only a subset of their total patient population or may not adopt our products at all. Further, if procedures in which our products are used do not receive and maintain favorable third-party reimbursement coverage, particularly as compared to procedures in which competitive products are used, adoption of our products by ECPs and patients may be slower or more limited than expected. Similarly, if competitive products are priced significantly lower than our products or are considered to offer greater ease of use than our products, then ECPs may elect to use these competitive products, even if we believe that other considerations such as clinical efficacy favor our products. Also, if ECPs prioritize alternative ophthalmic procedures to the procedures in which our products are currently used, whether for clinical, reimbursement or other reasons, then there will be less available surgical capacity to perform procedures using our products. We cannot assure you that our products will achieve broad market acceptance among payors, physicians and patients. Any failure of our products to satisfy demand or to achieve meaningful market acceptance and penetration will harm our future prospects and have a material adverse effect on our business, financial condition and results of operations.

We may not be able to secure or maintain adequate levels of third-party coverage and reimbursement for procedures in which our Interventional Glaucoma or Interventional Dry Eye products are used, and third parties may rescind or modify their coverage or delay payments related to these products, which would adversely affect our business, financial condition, and results of operations.

We derive revenue from sales of OMNI and SION to physicians, ASCs, and HOPDs, which typically bill all or a portion of the costs and fees associated with our products to various third-party payors, including Medicare, Medicaid, foreign governmental payors, private commercial insurance companies, health maintenance organizations and other healthcare-related organizations, and then bill patients for any applicable deductibles or co-payments. Historically, we have sold our TearCare system components to customers on a limited basis to drive customer awareness and acceptance in advance of reimbursement. We are pursuing broad reimbursement coverage for TearCare so that ECPs can bill all or a portion of the costs and fees associated with this product to a larger swath of third-party payors, including Medicare, Medicaid, private commercial insurance companies, health maintenance organizations, and other healthcare-related organizations, and then bill patients for any applicable deductibles or co-payments. Only recently have payors started establishing more appropriate payment values for CPT code 0563T, the code associated with TearCare procedures. ECPs have begun to receive individual claim-by-claim reimbursements for TearCare services. As a result, access to adequate coverage and reimbursement for procedures in which our Interventional Glaucoma and Interventional Dry Eye products are used by third-party payors is essential to their broad acceptance and adoption by patients and ECPs.

Internationally, medical reimbursement systems vary significantly from country to country, with some countries limiting medical centers’ spending through fixed budgets, regardless of levels of patient treatment, and other countries requiring application for, and approval of, government or third-party reimbursement. For example, in the third quarter of 2024, certain reimbursement advice published by the United Kingdom’s National Health Service (NHS) had rendered untenable the code that had previously been relied upon as applicable to procedures performed with our OMNI technology. This shift has resulted in reduced reimbursement for OMNI procedures as compared to historic reimbursement levels, which in turn has affected our business, results of operations and prospects in the United Kingdom. Though we are working to establish appropriate reimbursement by NHS for the OMNI procedure, there is no guarantee that we will be successful in addressing this or other reimbursement challenges that we may encounter in the United Kingdom or other international markets in which we market and sell our products.

These third-party payors continually review new and existing technologies for possible coverage and can deny or reverse coverage for new or existing products and procedures, and there can be no assurance that third-party payor policies provide coverage, or will continue to provide coverage, for procedures in which OMNI or our other products are used. For example, in the U.S., the Centers for Medicare & Medicaid Services (“CMS”), MACs or commercial payors could require or issue coverage policies that could restrict or eliminate coverage for the patient populations eligible for treatment with our products, or that are otherwise unfavorable to our business. In June 2023, for instance, five MACs published the Prior LCDs, which identified certain non-implantable MIGS procedures as investigational and not reasonable and necessary in the jurisdictions where these MACS administer Medicare Part B benefits, including but not limited to adult canaloplasty in combination with trabeculotomy ab interno, a procedure performed with OMNI and for which it is indicated. The Prior LCDs may also have categorized our SION technology as investigational and thus non-covered with respect to goniotomy procedures. Although the Prior LCDs were withdrawn in late December 2023 and replaced with the now-effective Final LCDs which allow for continued coverage of standalone canaloplasty and goniotomy procedures performed with our OMNI and SION technologies in these five MAC jurisdictions, in the future, governmental or private payors may issue coverage policies or guidance that may establish non-coverage, materially restrict coverage, or reduce reimbursement levels for one or more procedures involving our products. Any such policies, determinations or guidance could in turn influence coverage determinations by other third-party payors.

In addition, the Final LCDs’ non-coverage policies when an aqueous shunt or stent procedure is performed with another surgical MIGS procedure at the same time in the same patient eye has also adversely affected the market for MIGS devices, including our products. . If the remaining two MACs also publish LCDs with the same coverage restriction, we expect an even further decline in MIGS claims volumes. Adverse coding, coverage or payment determination such as these are not within our control. If we are not successful in reversing any proposed non-coverage policies, or if third-party payors that currently cover or reimburse procedures in which our products are used reverse or limit their coverage in the future, or if other third-party payors issue similar policies negatively impacting reimbursement for our products, it could have a material adverse effect on our business, financial condition, and results of operations. Moreover, any uncertainty with respect to coverage or coding may impact management’s ability to accurately forecast results.

We also derive revenue from sales of TearCare to ECPs and eye care clinics, which bill all or a portion of the costs and fees associated with treatments and products to third-party payors. We believe that access to adequate coverage and reimbursement for procedures in which TearCare is used by third-party payors is important to the broad acceptance and adoption of TearCare. Currently, two MACs, FCSO and Novitas, have established fee schedules for code 0563T that more closely reflect the cost and value of the TearCare procedure. There is no guarantee that other MACs will establish similar fee schedule amounts, or that FCSO and Novitas will maintain their fee schedules for CPT code 0563T at their current levels. Further, MACs from time to time may include, and we are currently aware of two MACs that have included low payment rates for TearCare procedures in their fee schedules. If these low payment rates are not removed or increased to what we believe is an appropriate reimbursement level, they could adversely impact our efforts to achieve reimbursement for TearCare that is sufficient to support its broad commercial growth and adoption. While we will continue to engage with those MACs that currently maintain low fee schedules for the TearCare procedure, there is no guarantee that these MACs will remove these low payment values and replace them with payment values that are sufficient to support widespread customer adoption. It may not be commercially feasible for us to market and sell TearCare in those jurisdictions where reimbursement is not sufficient for TearCare adoption, which in turn would adversely affect our business and results of operations.

Further, commercial payors may from time to time may deny coverage for our TearCare product, which could hamper our efforts to drive broad commercial adoption of TearCare. These determinations could be made with reference to a variety of factors, including our legacy TearCare commercial practices, perceived clinical efficacy compared to other treatment alternatives, and similar considerations. We are pursuing a comprehensive, long-term market development and patient access plan for TearCare and focusing our efforts on partnering with key strategic accounts to pursue prior authorization approvals and reimbursement claims for procedures in which TearCare is used, but there is no guarantee that we will be successful. This strategy is dependent, among other things, on ECPs’ willingness to submit, and their success in submitting, accurate TearCare procedure claims that support appropriate reimbursement, as well as their success in appealing denied or underpaid claims with payors, as needed. If patients are not willing to pay for procedures in which TearCare is used, or if third-party payors other than FCSO and Novitas continue to decline to provide coverage and reimbursement, or provide insufficient levels of reimbursement, it would have a negative impact on ECPs’ adoption of TearCare and sales of TearCare, which could adversely affect our business and results of operations. Further, though CPT code 0563T specifically describes the procedure enabled by the TearCare technology, it is possible that competitors could seek to use, promote for use, or encourage providers to bill under this code with competitive technology. In addition, the code could subsequently be modified or interpreted in a manner to allow competitive products to be billed thereunder, which could adversely affect our business and results of operations.

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, no uniform policy of coverage and reimbursement for procedures using our products exists among third-party payors. Therefore, coverage and reimbursement for procedures using our products can differ significantly from payor to payor. Obtaining and maintaining coverage and reimbursement can be a time-consuming process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products. We may not be able to provide data sufficient to satisfy governmental and third-party payors that procedures using our products should be covered and reimbursed. The majority of potential TearCare patients are insured by commercial payors, If the Company is unsuccessful in establishing formal coverage policies with adequate reimbursement for the TearCare procedure, reimbursed market access for TearCare will be materially limited. With regard to our international sales efforts, even if and as we succeed in bringing our products to market in foreign countries, uncertainties regarding future healthcare policy, legislation and regulation, as well as private market practices, could affect our ability to sell our products in commercially acceptable quantities at acceptable prices.

In the United States, the American Medical Association (“AMA”) generally assigns specific billing codes for procedures under a coding system known as Current Procedural Terminology (“CPT”), which surgeons use to bill third-party payors and receive reimbursement. Once a permanent CPT code ("Category I CPT code") is established for a service, CMS establishes national payment levels under Medicare, while other payors may establish rates and coverage rules independently. Canaloplasty followed by trabeculotomy procedures using OMNI are typically billed using the Category I CPT code 66174, which describes canaloplasty. ECPs may also bill for procedures in which our OMNI product is used under Category I CPT Code 65820, which describes goniotomy procedures. Coding for ophthalmic surgical procedures is complex, and changes to the codes used to report services performed with our products may result in significant changes in reimbursement, which could negatively impact our revenue. For example, the RVS Update Committee ("RUC") of the AMA has regularly reevaluated the physician work associated with CPT code 66174. As a result of these RUC reviews and further conversion factor reductions, CMS has reduced the Medicare Physician Fee Schedule amount associated with this service multiple times from approximately $950 in 2021 to $545 in 2026. These reductions in physician reimbursement have made the use of CPT code 66174 less attractive to ECPS, which in turn has adversely affected our business and results of operation. Many of the factors considered by the RUC, and many of the factors evaluated by payors and other payor advisory bodies, in assessing the costs of, and payments with respect to, procedures associated with our products are not within our control. For instance, with respect to determination of hospital, ASC and physician payment associated with CPT code 66174, evaluation of procedure costs may include the costs of competitive products that are priced well below our products and may also reflect reduced physician work with respect to procedures that are less comprehensive than the procedures performed with OMNI. This, in turn, may adversely affect our ability to obtain and maintain adequate and appropriate levels of reimbursement for the comprehensive procedure enabled by our OMNI technology, which could adversely affect our financial condition and results of operations. Further, if and to the extent that CPT code 65820 or another code describing a goniotomy procedure is established, modified, or revalued by the RUC so as to reduce the payment amount associated with goniotomy procedures, our business and results of operation may be adversely affected.

The AMA maintains a subset of temporary CPT codes ("Category III CPT codes") used for new and emerging technologies. For example, TearCare was assigned a Category III CPT code effective beginning January 1, 2020. Coverage for Category III CPT codes is often limited. Medicare does not generally establish national payment rates for Category III CPT codes on the Medicare Physician Fee Schedule ("MPFS"). As a result, individual Medicare contractors and private payors may establish their own payment rates for services described by Category III CPT codes, as has been the case with TearCare. These payment rates are subject to change, may be variable across Medicare contractors, or may be materially below the reimbursement rates that we are currently targeting for code 0563T. Payors may also determine not to reimburse any services described by Category III CPT codes in the absence of a formal, positive coverage policy for a specific service.

Further, we believe that future coverage and reimbursement may be subject to increased restrictions, such as additional prior authorization requirements, both in the United States and in international markets. Third-party coverage and reimbursement for procedures using our products or any of our products in development for which we may receive regulatory clearance, certification or approval may not be available or adequate in either the United States or international markets. Further, other devices or treatments that compete with our products may be more widely covered, paid at more favorable rates, or subject to different co-pay policies and requirements, which could impact demand for our products. If hospital, surgical center, ECP and/or patient demand for our products is adversely affected by third-party reimbursement policies and decisions, it could have a material adverse effect on our business, financial condition and results of operations.

The market for our products is highly competitive and could grow increasingly competitive as new glaucoma and dry eye technologies are introduced in our industry. Our competitors may have longer operating histories, more established products and distribution networks, lower product prices or greater resources than we do, and may be able to develop or market products that are safer, more effective or gain greater acceptance in the marketplace than our products.

The medical device industry is highly competitive, subject to rapid change and significantly affected by the introduction of new products and technologies and the other activities of industry participants. We compete, or plan to compete, with medical device and pharmaceutical companies that develop and commercialize products for eye conditions, including Glaukos, AbbVie, Novartis, Alcon, Johnson & Johnson, Iantrek, Nova Eye Medical, and New World Medical. These companies, or other entrants into the market, may have or develop competing technologies, other products that are in or that enter clinical trials, new devices or additional indications for existing devices that could demonstrate better safety, effectiveness, clinical results, ease of use, lower costs or greater ECP and market acceptance than our products. For example, there have been intermittent increases in ECP trialing of new, alternative products, some of which are offered at lower prices than OMNI. This trialing has led in certain instances to adoption of these alternatives products which we believe has adversely impacted utilization of OMNI and OMNI revenue growth.

We cannot guarantee that OMNI utilization will return to high growth in the future pursuant to our strategic initiatives. Sustained increases in ECP use of alternative MIGS devices could result in reduced OMNI sales and revenue growth or even loss of market share, which would adversely impact our competitive position, business and results of operations.

In addition, despite what we believe to be the strong safety profile of our products for their intended uses, patients may experience adverse events following canaloplasty or trabeculotomy with OMNI, including hyphema, mild anterior chamber inflammation and spikes in intraocular pressure. Similarly, patients may experience adverse events following use of the SION surgical instrument, including anterior chamber shallowing and prolonged or persistent intraocular inflammation, or application of localized heat with TearCare, including discomfort, pain or erythema of the eyelids. Any failure to meet customer and patient expectations and any resulting negative perceptions or publicity could harm our reputation and future sales and therefore adversely affect our business, financial condition and results of operations.

Furthermore, we compete, or may compete in the future, against other companies which have longer, more established operating histories and significantly greater financial, technical, marketing, sales, distribution and other resources, which may prevent us from achieving significant market penetration or improved operating results. These companies may enjoy several competitive advantages, including:

•
Established treatment patterns pursuant to which prescription medications, selective laser trabeculoplasty, traditional glaucoma surgery or more conventional MIGS procedures are generally first-line therapies for the treatment of glaucoma and eye drops or warm-compresses are first-line therapies for the treatment of MGD;
•
Established relationships with ECPs who are familiar with their products and procedures for the treatment of glaucoma or MGD-associated DED;
•
Established relationships with key stakeholders, industry associations, including hospital outpatient departments, ambulatory surgery centers, optometrists and ophthalmologists, general practitioners and administrators;
•
Greater financial and human capital resources;
•
Significantly greater name recognition;
•
“First mover” advantages with respect to certain products, technologies and therapeutic offerings such as sustained release glaucoma treatments;
•
Additional lines of products, and the ability to offer rebates or bundle products to offer greater discounts or incentives to gain a competitive advantage; and
•
Established sales, marketing and worldwide distribution networks.

One of the major hurdles to adoption of our Interventional Glaucoma products will be overcoming established treatment patterns, which will require educating ECPs and supportive clinical data. For instance, we believe strongly in the efficacy of OMNI in Standalone Procedures, but concerted ongoing ECP education on the benefits of this approach is needed to alter surgeon perceptions and to convince them of the benefits of performing a MIGS procedure other than in conjunction with cataract surgery. Because of the size of the market opportunity for devices used in procedures to address MIGS and MGD, especially with the recent establishment of the FCSO and Novitas fee schedules with respect to CPT code 0563T, we believe current and potential future competitors may dedicate significant resources to promote their products or develop new products or treatments. Our Interventional Glaucoma products compete with products such as Glaukos’ iStent® technologies and iDose® TR intraocular implant; Alcon’s Hydrus® MicroStent; Iantrek’s C-Rex and Alloflo, various canaloplasty devices including Nova Eye’s iTrack™ Advance and New World’s Streamline® and Via360™ surgical systems. TearCare competes with numerous DED product offerings, including J&J’s Lipiflow® Thermal Pulsation System and numerous other treatment alternatives.

Whereas OMNI has historically competed in the MIGS marketplace against stent technologies, such as the iStent family of products and the Hydrus® MicroStent, our Interventional Glaucoma product offerings are also facing competition from other microcatheter systems marketed for canaloplasty and goniotomy, and this competition may increase in the future. We also expect TearCare to face increasing competition from DED competitors, who may attempt to challenge, destabilize or take advantage of our increasing reimbursement traction, or undertake or enhance their own reimbursement activities to compete with TearCare. For instance, it is possible that DED competitors may develop products that they seek to position as reimbursable under CPT code 0563T, the procedure code associated with and initially created for the TearCare procedure, or that ECPs may seek reimbursement under CPT code 0563T from FCSO and Novitas (and any other payors who subsequently establish sufficient payment values for procedures billed under this code) for procedures performed using products and treatments other than TearCare.

In addition, new treatment options may be developed that could compete more effectively with our products due to the prevalence of glaucoma and MGD-associated DED, and the research and technological progress that exist within the market. Also, even if competitor products do not have indications for use or clinical data that are comparable to ours, ECPs can still choose these competitor products for a variety of reasons, including those discussed above. For instance, competitors may price their products significantly below ours or bundle their products in a manner that is attractive to ECPs, which may result in decreased use or adoption of our products by ECPs, notwithstanding that our products may offer superior safety and efficacy.

Adoption of our products depends upon appropriate physician training, practice and patient selection.

The success of our products depends in part on the skill of the ECPs utilizing and administering products to treat patients and on their adherence to our stated patient selection criteria and the proper techniques that we provide in training sessions. We train ECPs on the correct use of our Interventional Glaucoma products. However, ECPs rely on their previous medical training and experience when performing ophthalmic surgical procedures and may deviate from the techniques we provide in training sessions. Furthermore, we cannot guarantee that all such ECPs who use our Interventional Glaucoma products will have the necessary skills or experience to safely and effectively perform these procedures. We have experienced recent declines in the number of ECPs undergoing training on the use of OMNI, which means that fewer physicians are being trained regarding appropriate patient selection and OMNI surgical techniques. If we are not able to stabilize and return our physician training rates to a robust growth trajectory, our business could suffer. Similarly, though we train ECPs to ensure correct use of our Interventional Dry Eye products, including placement of TearCare SmartLids on patients’ eyelids and the expression of the patients' meibomian glands, we cannot guarantee that all such ECPs will have the necessary skills or experience to safely and effectively use these devices. If ECPs utilize our products in a manner that is inconsistent with our labeled indications or with components that are not part of our products, the patient outcomes may be negative. This could negatively impact the perception of patient benefits and safety associated with our products and limit their adoption, which would have a material adverse effect on our business, financial condition and results of operations.

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

We are conducting and intend to continue conducting additional clinical trials or investigations to develop our pre-commercial and commercial devices for new or expanded indications.. Historical clinical results, including interim results, are not necessarily predictive of future clinical results, and we cannot assure you that the results reported in these studies will be consistent with, or better than, currently available clinical data. In addition, our competitors and other third parties may conduct clinical trials of our products without our participation. If future patient studies or clinical testing do not support our belief that our products are advantageous for their intended uses, market acceptance of our products could fail to increase or could decrease and our business could be harmed.

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

Our products will be adopted and compete, in part, based on long-term data regarding patient outcomes and the risk of our products relative to other treatment options. We believe ECPs and third-party payers will compare the rates of long-term clinical outcomes for procedures using our products for their authorized uses against alternative procedures and treatment options. We also believe that ECPs and payers will give added weight to outcomes data derived from randomized controlled trials, which are considered to be the “gold standard” for proving efficacy of a treatment or intervention; while our TearCare SAHARA trial is an RCT, we have not completed an RCT for our OMNI technology, which can be a reimbursement and competitive disadvantage as compared to competitive products with positive RCT data. If the nature and quality of the long-term data does not meet ECPs’ expectations, or if the long-term data indicates that our products are not as safe or effective as other treatment options or as data would suggest, physicians may recommend alternative treatments for their patients and our products may not become widely adopted, which will negatively affect our business, financial condition and results of operations. Further, if we choose to, or are required to, conduct additional studies, equivocal or unfavorable results from such studies or experience could lead to a reduction in the rate of coverage and reimbursement by both public and private third-party payors for procedures that are performed with our products, slow market adoption of our products by ECPs, significantly reduce our ability to achieve expected revenue and prevent us from being profitable.

We rely on third parties to manufacture and supply all of our products, and a substantial portion of our products and components are manufactured in China. A number of our suppliers are also single-source providers. We are subject to numerous risks relating to our reliance on such third-party suppliers, including the impact of tariffs on products imported from China.

Our business strategy depends on our ability to manufacture our current and future products in sufficient quantities, on terms acceptable to us, and on a timely basis to meet customer demand, while adhering to product quality standards, complying with regulatory requirements, and managing manufacturing and import costs. We do not have, and do not currently intend to develop, any internal manufacturing capabilities or infrastructure, and we rely on a limited number of third-party manufacturers, many of which are single-source suppliers, for the components, accessories, materials and assembly that we utilize in our products. Specifically, most of our OMNI and SION products, as well as our TearCare SmartLids, are currently produced and assembled by a single Taiwan-based manufacturer in China. These commercial products comprise substantially all of our current revenue. Our suppliers may be unwilling or unable to supply products or components to us reliably and at the levels we anticipate or that are required by our customers, or we may be unable to purchase these items on terms that are acceptable to us, or at all. In an effort to diversify our manufacturing footprint and have product readily available from multiple manufacturing facilities, we are expanding our manufacturing to include additional facilities outside of China in 2026.

Our suppliers must be able to provide us with products and components in compliance with regulatory requirements, including the FDA’s QMSR and other applicable laws or regulations, in accordance with agreed-upon specifications, at acceptable costs and on a timely basis. If our suppliers are unable or unwilling to meet our demand requirements, we may not have enough of our products available for delivery to support ECPs that utilize our products as part of their treatment. For instance, if the supply of our products and components from our manufacturer in China was interrupted or suspended for any significant period, we may be unable to meet customer demand for these products during that time. Our ability to obtain products and components in sufficient quantities and on a timely basis from our suppliers may be limited for several reasons, including quality issues at their manufacturing facilities, damage to their manufacturing equipment or facilities, problems with their own suppliers, inability to obtain components required for our products, their financial difficulties, our relative importance as a customer to each supplier, or prohibitive cost increases associated with importing items from certain regions where our suppliers are located. Any shortfall in the supply of our products may result in lower adoption and utilization rates of our products by ECPs, as well as harm to our reputation, either of which could have a material adverse effect on our business, financial condition and results of operations.

Geopolitical tensions between the U.S. and China, and between the U.S. and other countries, have created considerable political and economic unrest and uncertainty that may adversely impact our business. As discussed above, most of our products are currently produced and assembled at a manufacturing facility in China, and we are expanding manufacturing to include additional facilities outside of China in 2026. There is currently significant uncertainty about the relationship between the U.S. and China with respect to a number of geopolitical issues, including trade policies, government regulations and tariffs, and we expect this uncertainty will continue in future periods.

Commencing in February 2025, the U.S. imposed a significant new tariff on products imported from China. The tariff rate has fluctuated significantly since its inception and may continue to vary materially in the future depending on a number of factors, including the regulatory regime under which the current U.S. administration seeks to apply the tariff. This tariff applies to all of our products and product components imported from China. China has responded with certain retaliatory tariffs, and the U.S. and China could implement additional retaliatory tariffs. The U.S. tariff on China exports has increased the cost of our products and components and will likely have a negative impact on our gross margins for as long as it remains in effect. There can be no assurance that U.S. tariff rate on products imported from China will not increase or materially and adversely affect our cost of goods sold in the future. Any further escalation in the use of retaliatory trade tariffs between the U.S. and China could cause a further increase in the cost of our products and components. There is also the risk that new tariffs could be implemented with other U.S. trading partners. These tariffs may cause supply chain disruptions and will also likely increase the shipping and other logistical costs involved in importing our products and components, which would further adversely impact our gross margins.

In September 2025, the U.S. Department of Commerce Bureau of Industry and Security announced that a Section 232 investigation was initiated to assess the effects on national security of imports of personal protective equipment, medical consumables, and medical equipment, including devices. If this investigation concludes that there is a national security risk associated with these imports, the President could impose trade restrictions or tariffs on these imports, including our products, which could further increase the cost of our products and components. The imposition of tariffs or other restrictions as a result of this Section 232 investigation could cause supply chain disruptions and would also likely increase the shipping and other logistical costs involved in importing our products and components, which would further adversely impact our gross margins, if enacted. Further, as a result of the United States Supreme Court’s February 2026 decision finding that the tariffs issued by the U.S. administration under the International Emergency Economic Powers Act are unconstitutional, the administration has turned to other legal and regulatory regimes to support the continued implementation of the tariffs, including initial reliance on Sections 122 and 301 of the of the Trade Act of 1974. This has created additional uncertainty regarding the U.S. administration’s execution of its tariff strategy.

To partially mitigate these risks, we are evaluating additional manufacturing locations to produce and assemble our products and are in the process of establishing additional manufacturing lines outside of China. However, at least through 2026, we expect the substantial majority of our products will continue to be manufactured in China, and will therefore continue to be subject to the prevailing tariff rates. In addition, the additional third-party manufacturing locations we have identified are also located in countries subject to U.S. tariffs on imports from those countries, which could adversely impact our gross margins.

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

In the United States, we currently rely on our direct sales force and any failure to maintain and grow our sales force could harm our business. In Europe, we currently rely on a combination of direct sales personnel and independent distributors to sell our OMNI product, and we intend to grow our international sales through a combination of direct and distributor sales. In order to generate future growth, we plan to expand and leverage our commercial infrastructure to increase our customer base and increase adoption by existing customers to drive our growth. Identifying and recruiting qualified sales and marketing professionals and training them on our products, on applicable federal and state laws and regulations and on our internal policies and procedures requires significant time, expense and attention. Our direct sales force may subject us to higher fixed costs than those of companies with competing products or treatments that rely more heavily on independent third parties, placing us at a competitive disadvantage. Our business may be harmed if our efforts to expand and train our sales force and distribution chain do not generate a corresponding increase in product sales and revenue, and our higher fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our products. Any failure to hire, develop and retain effective sales personnel, to identify and train distributors and independent sales representatives in targeted international territories, to achieve desired productivity levels in a reasonable period of time or timely reduce fixed costs, could have a material adverse effect on our business, financial condition and results of operations.

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

We have sold our TearCare products since 2019. We do not have experience selling TearCare with a large sales force and concerted sales initiatives. Thus, the number of eligible ECPs trained on TearCare remains relatively modest. If we are unable to expand and enhance our training efforts to target and effectively train existing and new ECP customers on our TearCare products, adoption of TearCare will be adversely impacted. Further, we have limited experience with marketing TearCare. Our marketing and sales campaigns have been limited in scope and have continued to evolve as we better understand the needs and preferences and knowledge gaps of our existing and prospective TearCare customers, and as we expand our library of clinical evidence supporting the TearCare procedure’s safety and efficacy, but these efforts may not be successful in driving TearCare adoption.

Further, we have limited experience marketing and selling TearCare for use in procedures that are reimbursed by Medicare and other governmental payers. If we are unable to effectively train our personnel on, and to otherwise comply with, laws, regulations and guidelines applicable to federally reimbursed products, including regulations pertaining to kickbacks, false claims, interactions with ECPs and direct-to-consumer advertising, our business may suffer.

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

Our long-term growth depends on our ability to continue to capture market share, enhance our products, maintain appropriate product reimbursement, expand our indications and develop and commercialize additional products in a timely manner. If we fail to identify, acquire and develop other products as needed, we may be unable to grow our business.

The markets for our products are highly competitive, dynamic, and marked by rapid and substantial technological development and product innovation. New entrants or existing competitors could attempt to develop products that compete directly with ours. Demand for our products and future related products could be diminished by equivalent or superior products and technologies offered by competitors, by competitive products offered at lower prices, or by material changes in reimbursement affecting our products. Our continued growth will be driven in large part by growth of TearCare revenues in reimbursed jurisdictions, and capture of market share from our competitors through a combination of factors, including competitive positioning, increasing ECP acceptance and use of OMNI for Standalone Procedures, re-engagement of customer accounts that decrease or cease utilization of our products, engagement of new customer accounts, and robust ECP training on our products to drive product awareness and acceptance. If we are unable to execute on these initiatives, our ability to increase our market share may be compromised, which would adversely affect our business and results of operations. Also, if we are unable to innovate successfully or offer our products at prices that are deemed competitive by our customers, our products could become obsolete and our revenue would decline as our customers purchase our competitors’ products. Developing and improving products is expensive and time-consuming and could divert management’s attention away from our existing products. The success of any new product offering or product enhancements to our solutions will depend on several factors, including our ability to:

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

Healthcare costs have risen significantly over the past decade, which has resulted in or led to numerous cost reform initiatives by legislators, regulators and third-party payors. Cost reform has triggered a consolidation trend in the healthcare industry to aggregate purchasing power, which has and may create additional requests for pricing concessions in the future. Additionally, GPOs, IDNs and large single accounts may continue to use their market power to consolidate purchasing decisions for hospitals. We expect that market demand, government regulation, third-party coverage and reimbursement policies and societal pressures will continue to change the healthcare industry worldwide, resulting in further business consolidations and alliances among our customers, which may exert further downward pressure on the prices of our products. Any decline in the amount that payors reimburse our customers for procedures that use our Interventional Glaucoma products or in the amount that customers are willing to pay or that payors reimburse for procedures that use TearCare in the future, could make it difficult for customers to continue using, or to adopt, our products and could create additional pricing pressure for us. If we are forced to lower the price we charge for our products or add more components to our products, our gross margins will decrease, which will adversely affect our ability to invest in and grow our business.

We may be unable to manage the anticipated growth of our business, including anticipated growth in our Interventional Dry Eye business.

In order to grow, we need to expand our commercial team and general and administrative infrastructure. In addition to the need to scale our organization, any future growth will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. Rapid expansion in personnel could mean that less experienced people market and sell our products, which could result in inefficiencies and unanticipated costs, reduced quality and disruptions to our operations. In addition, rapid and significant growth may strain our administrative and operational infrastructure. Our ability to manage our business and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. For example, we are in the process of scaling our TearCare commercial infrastructure in response to the establishment by FCSO and Novitas of jurisdiction-wide pricing for procedures billed under CPT code 0563T, the code that describes the procedure performed by TearCare. If we are unable to identify, hire and train enough personnel to educate and train customers in these jurisdictions on use and clinical benefits of TearCare, and to otherwise increase our commercial infrastructure capacity to support anticipated growth, we may not be able to fully realize the attendant revenue opportunities. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.

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

Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Our operations have been financed primarily by net proceeds from the sale of our convertible preferred stock in private placements and the sale of our common stock in our initial public offering, revenue from sales of our products and secured indebtedness. As of December 31, 2025, we had $92.0 million in cash and cash equivalents, and an accumulated deficit of $384.7 million. Based on our current planned operations, we expect that our cash and cash equivalents and additional borrowings available under our credit facility (subject to satisfaction of certain conditions precedent) will enable us to fund our operations for at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, including our assumptions that our Interventional Dry Eye revenues will begin to ramp in 2026, Interventional Glaucoma revenue will grow, procedures in which our OMNI and SION technologies are used will continue to be adequately reimbursed, s, our TearCare procedure will continue to be reimbursed in the FCSO and Novitas jurisdictions at the initially established payment values, and payors in addition to FCSO and Novitas will establish equitable reimbursement for the TearCare procedure . If one or more of these assumptions are not met, we could utilize our available capital resources sooner than we expect.

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
•
The costs of attaining, defending, protecting and enforcing our intellectual property rights, including our ability to preserve or enhance the damages awarded to us as the result of the April 2024 positive jury trial verdict in our patent litigation with Alcon;
•
Repayment of debt;
•
Whether we acquire third-party companies, products or technologies;
•
The terms and timing of any other collaborative, licensing and other arrangements that we may establish;

•
The emergence of competing technologies or other adverse market developments;
•
Our ability, and our competitors’ ability, to obtain and maintain favorable reimbursement for our products; and
•
The performance of our international business.

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

Our success depends largely on the continued services of key members of our executive management team and others in key management positions. For example, the services of Paul Badawi, our Chief Executive Officer, David Badawi, our Chief Technology Officer and Alison Bauerlein, our Chief Operating Officer, are essential to driving innovation and adoption of our products, executing on our corporate strategy and ensuring the continued operations and integrity of financial reporting within our company. In addition, the services of our commercial leadership and sales professionals are critical to driving the growth in sales of our products. Any of our employees may terminate their employment with us at any time. We currently maintain a key person life insurance policy on Paul Badawi and David Badawi. If we lose one or more key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategy, which in turn would negatively affect our business.

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

In January 2024, we entered into a Loan and Security Agreement (the “Hercules Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) and certain affiliates of Hercules (collectively with Hercules, the “Lenders”), which provides for a senior secured term loan facility in the aggregate principal amount of up to $65.0 million (the “Term Loan”). An initial tranche of $35.0 million and a second tranche of $5.0 million were funded under the Hercules Loan Agreement in January 2024 and December 2024, respectively, and up to an additional $25.0 million of borrowings are available subject to the Lenders approval. There is no guarantee that we will be able to borrow additional amounts under the Hercules Loan Agreement. The Term Loan accrues interest at a floating annual rate based on the greater of (i) 10.35% or (ii) the Wall Street Journal prime rate (the "Prime Rate") plus 2.35%. Accrued interest on the Term Loan is payable monthly in arrears. Upon an event of default under the Hercules Loan Agreement, the interest rate will automatically increase by an additional 3.0% per annum. As of December 31, 2025 we had an aggregate of approximately $40.0 million in principal borrowings outstanding. Our interest payments under Hercules Loan Agreement have diverted and will continue to divert resources from our operations and other activities. We incurred an aggregate interest expense of $5.1 million and $4.7 million in the years ended December 31, 2025 and 2024, respectively.

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

In the ordinary course of our business, we may become exposed to, or collect and store, sensitive data, including procedure-based information and legally protected health information, credit card, and other financial information, insurance information, and other potentially personally identifiable information. We also store sensitive intellectual property and other proprietary business information. We take measures to implement and update policies and procedures designed to ensure compliance with applicable data security and privacy-related laws and regulations and protect sensitive information from unauthorized access or disclosure. However, our information technology ("IT"), and infrastructure, and that of our third-party billing and collections provider and other technology partners and providers, may be vulnerable to cyber-attacks by hackers or viruses or breaches due to employee error, malfeasance or other disruptions. We rely extensively on IT systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, including artificial intelligence (AI) tools, some of which are managed, hosted, provided and/or used by third parties or their vendors, to assist in conducting our business. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact operations.

As the result of certain reimbursement and similar services that we provide to our customers, we may from time to time have access to personal health information, or PHI, as defined under the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which we collectively refer to as HIPAA, and related state laws, rules and regulations. When we perform these services, we enter into a Business Associate Agreement with such customers, and are deemed to be a “Business Associate” as defined under HIPAA. As a Business Associate, we are subject to enforcement by the U.S. Department of Health and Human Services Office of Civil Rights, or OCR, which may impose significant penalties on a Business Associate for a failure to comply with an applicable requirement of HIPAA. Penalties may include civil monetary penalties, criminal monetary penalties and imprisonment. The U.S. Department of Justice, or the DOJ, is responsible for criminal prosecutions under HIPAA. State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for HIPAA violations, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing individuals’ health information. Furthermore, in the event of a breach as defined by HIPAA, we may be required to comply with specific reporting requirements under HIPAA regulations, including notifying affected individuals, our customers, and governmental authorities, which could result in significant costs, reputational harm, and regulatory authority.

The ever-increasing use and evolution of technology, including cloud-based computing and AI and machine learning, creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our or our third-party providers’ systems, portable media or storage devices. For example, companies continue to experience increases in phishing and social engineering attacks from third parties, including increasing use of AI-driven tools. We could also experience a business interruption, theft of confidential information or reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. Further, our own use of AI may increase the attack surface for our data. If our AI models are poisoned (adversarial attacks) or if the sensitive data used to train our AI models is breached, it could exacerbate the loss of intellectual property and, or, unauthorized disclosure of our confidential information Although the aggregate impact on our operations and financial condition has not been material to date, we have been the target of events of this nature and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. We are investing in protections and monitoring practices of our data and IT to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. There can be no assurance, however, that our efforts will prevent breakdowns or breaches to our or our third-party providers’ databases or systems, and such breakdowns or breaches could adversely affect our business, financial condition and reputation. We also have partially mitigated these risks by purchasing cybersecurity insurance. However, such insurance will not necessarily cover all costs and impacts related to these risks.

Also, as we increasingly incorporate AI and machine learning into our internal business processes, our cybersecurity risk may evolve and grow. If these AI tools are inefficient, defective, or produce inaccurate results (e.g., 'hallucinations'), our operational efficiency, decision-making, and financial results could be negatively impacted. Furthermore, our reliance on third-party AI models or cloud service providers may subject us to service interruptions or performance issues outside of our control.

Our international business operations expose us to market, legal, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.

Our current international presence is focused in the United Kingdom and the European Union, and we may seek to expand our international operations in the future. Our international business strategies have historically included securing additional regulatory and reimbursement approvals in targeted countries outside the United States, and establishing a direct or indirect commercial presence in such countries. These strategies may include establishing and maintaining physician outreach and education capabilities outside of the United States, developing and expanding our relationships with international payors, and creating targeted commercial strategies relevant to each target market. Doing business internationally involves a number of risks, including:

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

Under current law, federal net operating losses (“NOLs”) incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. As of December 31, 2025, we had accumulated federal and state NOL carryforwards of approximately $323.3 million, and $266.9 million, respectively. Of the total federal NOL carryforwards, approximately $308.5 million were generated after January 1, 2018, and therefore do not expire under current law but can only be utilized to offset 80% of future taxable income. The remaining federal NOL carryforwards of $14.8 million will begin to expire in 2031, and state tax loss carryforwards continue to expire.

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

On July 4, 2025, the United States enacted federal tax legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures and other changes to the U.S. taxation of profits derived from foreign operations. Future guidance from the Internal Revenue Service with respect to OBBBA may affect us.

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

Additionally, while software and other of our proprietary works may be protected under copyright law, we have chosen not to register any copyrights in these works, and instead, primarily rely on protecting our software as a trade secret. In order to bring a copyright infringement lawsuit in the United States or obtain statutory damages, the copyright must be registered. Accordingly, the remedies and damages available to us for unauthorized use of our software may be limited.

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

We are party to, and may in the future become a party to intellectual property litigation or administrative proceedings that can be costly, time-consuming, unsuccessful, and could interfere with our ability to sell and market our products.

Competitors may infringe our patents or trademarks, or we may be required to enforce our patents or trademarks to protect our technology, customer goodwill and product branding. We may also be required to file suit to protect our trade secrets or may be involved in litigation defending against claims of infringement of the rights of others. In addition, our patents and trademarks also may become involved in inventorship, priority or validity disputes. To counter or defend against such claims can be expensive and time-consuming and could divert our attention from other functions and responsibilities. In an infringement proceeding, a court may decide that a patent or trademark owned by us is invalid or unenforceable. Furthermore, even if our patents and trademarks are found to be valid and infringed, a court may refuse to grant injunctive relief against the infringer and instead grant us monetary damages and/or ongoing royalties. Such monetary compensation may be insufficient to adequately offset the damage to our business caused by the infringer’s competition in the market. Adverse determinations against us in defending against infringement could subject us to significant liabilities to third parties, require us to seek licenses from third parties, prevent us from using the infringing trademark in our business, or prevent us from manufacturing, selling or using the infringing product, any of which could severely harm our business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation.

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

On September 16, 2021, we filed suit in the U.S. District Court for the District of Delaware (C.A. No. 1:21-cv-01317) (the “Court”) alleging that Ivantis, Inc. (“Ivantis”) directly and indirectly infringes our U.S. Patent Nos. 8,287,482, 9,370,443,

9,486,361, and 10,314,742 by making, using, selling, and offering for sale the Hydrus® Microstent. Our complaint sought money damages and injunctive relief. On January 24, 2022, Ivantis asserted counterclaims requesting declaratory judgments that our asserted patents-in-suit are not infringed and/or invalid. On August 1, 2022, we filed an amended complaint alleging that Alcon Inc., Alcon Vision, LLC and Alcon Research, LLC (collectively, “Alcon”) infringe the four originally asserted patents by making, using, selling, and offering for sale the Hydrus® Microstent, and that all defendants also infringe U.S. Patent No. 11,389,328. The defendants asserted counterclaims requesting declaratory judgments that our asserted patents-in-suit are not infringed and/or are invalid. In September 2022, Ivantis and Alcon filed petitions with the U.S. Patent Office seeking inter partes review of U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 (IPR2022-01529, IPR2022-01530, IPR2022-01533, IPR2022-01540), each of which the U.S. Patent Office denied for raising prior art references and invalidity arguments that were cumulative of those previously considered by the U.S. Patent Office. On April 26, 2024, at the conclusion of a five-day jury trial, we were awarded a positive jury trial verdict of $34 million, comprised of $5.5 million in lost profits damages and $28.5 million in royalty damages for commercial sales of the Hydrus Microstent for the period between its commercial launch through trial. The patents at issue were U.S. Patent Nos. 8,287,482, 9,370,443, and 11,389,328. In December 2024, the Court held an in-person hearing to brief the parties’ oral arguments on their post-trial briefings at the conclusion of which, the Court ordered the parties to engage in non-binding mediation. In early March 2025, we and Alcon informed the Court that we had not resolved our dispute through mediation and asked the Court to decide the parties’ post-trial motions and enter a judgment, which judgment will be subject to appeal. It is possible that the jury verdict that was rendered in our favor may be reduced, limited or vacated by the Court or by the appellate court if appealed. We are presently unable to predict the outcome of this lawsuit or to reasonably estimate the potential financial impact of the lawsuit on us, if any. In June 2025, Alcon filed petitions with the U.S. Patent Office for ex parte reexaminations of the three patents that we asserted at trial, challenging the validity of each of these patents based on prior art patents and publications. In September 2025, the Central Reexamination Unit (CRU) of the U.S. Patent Office decided to proceed with the reexaminations and this reexamination process, which may include multiple levels of appeals, is currently underway, It is possible that the April 2024 jury verdict in the Company’s favor, including its ability to collect past damages and ongoing royalties, may be materially and adversely impacted if the reexamination proceedings result in final, non-appealable determinations that the asserted claims of the patents-in-suit are either invalid or must be amended, in either case before a final, non-appealable judgment is entered by the Court in the separate patent infringement litigation.

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

We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems to limit access to employees, partners, and service providers who have a need to know the information and who are bound by confidentiality obligations regarding such information. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known, or be independently discovered by, competitors.

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

Our trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be violating or infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners and customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement or dilution claims brought by owners of other trademarks. For instance, we are currently involved in trademark litigation in the United Kingdom and the European Union that was initiated by another party regarding the use of our OMNI trademark. If we do not prevail in this litigation, we may be required to abandon the use of the OMNI trademark in the United Kingdom and Europe, which could adversely affect our business in these markets Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names or other intellectual property may be ineffective, could result in substantial costs and diversion of resources and could adversely affect our business, financial condition and results of operations.

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

In the U.S., we have obtained clearance from the FDA of OMNI and TearCare through the 510(k) clearance process and SION is registered with the FDA as a Class I 510(k) exempt device. Any further modification to these products or their intended uses may require us to submit new regulatory filings, including new 510(k) premarket notifications to obtain clearance, or PMA submissions to obtain FDA approval prior to implementing the change. Specifically, any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, approval of a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications or PMA applications for modifications to our products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. Both the PMA approval and the 510(k) clearance process can be expensive, lengthy and uncertain. The 510(k) clearance process usually takes from three to 12 months, whereas the process of obtaining a PMA generally takes from one to three years, or even longer, from the time the application is submitted to the FDA. In addition, government shutdowns could delay the submission process, requiring us to postpone product launches. Further, despite the time, effort and cost, a device may not be approved or cleared by the FDA. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business. We have experienced clearance delays in the past as the result of FDA feedback and direction regarding 510(k) submissions for both our OMNI and TearCare product iterations. These clearance delays have required us to postpone product launches, which in turn have adversely affected our business. In addition, as the result of FDA feedback, we have also in the past been required to materially alter or abandon proposed product enhancements or new product development. While these types of regulatory delays are common for medical device manufacturers that interact with the FDA, these delays introduce product development and clearance risk that can negatively affect our business. Further, regulatory enforcement or inquiries, or other increased scrutiny on us, could dissuade some customers from using our products and adversely affect our reputation and the perceived safety or efficacy of our products. In addition, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the device, which may limit the market for the device.

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

Even though we have obtained clearance from the FDA for OMNI and TearCare and registration for SION in the U.S. and certifications for OMNI in the EU, we are subject to ongoing and pervasive regulatory requirements governing, among other things, the manufacture, marketing, advertising, medical device reporting, sale, promotion, import, export, registration, and listing of devices. In addition, we must maintain an active registration of our facilities and listing of our products in order to legally market them in the United States. If the FDA were to disagree with our product listing or otherwise take issue with our registration and listing compliance, it could result in delisting of our products or other enforcement action resulting in potential inability to market our products. For example, in February 2022, we received communications from the FDA regarding the appropriateness of the marketing and distribution of our legacy TearCare Systems as a 510(k)-exempt device without premarket notification to and authorization from the FDA. We conducted a voluntary recall of our legacy TearCare system because the FDA informed us that the legacy system’s advanced technology made it ineligible for an exemption from 510(k) clearance. Further, this voluntary recall did not involve the new version of the TearCare system, which has received premarket clearance from the FDA and will remain on the market. We provided notice to the FDA in the fourth quarter of 2022 that we had completed all activities associated with the recall and had closed our files.

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

The methods used in, and the facilities used for, the manufacture of our products must comply with the FDA’s QMSR and, subject to transitional provisions, the EU Medical Device Regulation (“EU MDR”), both of which are complex regulatory schemes that cover the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing and shipping of medical devices. Furthermore, we are required to maintain, and to verify that our suppliers maintain, facilities, procedures and operations that comply with our quality standards and applicable regulatory requirements. Our products are also subject to similar state regulations, various laws and regulations of foreign countries governing manufacturing and a requirement for adherence to industry standards of the International Standards Organization ("ISO") in connection with our medical device operations outside of the United States. Failure by us or one of our third-party suppliers to comply with applicable FDA or foreign requirements or later discovery of previously unknown problems with our products or manufacturing processes could result in, among other things civil penalties, suspension or withdrawal of clearances, seizures or recalls of our products, total or partial suspension of production or distribution, refusal to grant pending or future clearances, approvals, or certifications for our products, clinical holds, refusal to permit the import or export of our products, and criminal prosecution. Furthermore, regulatory authorities have broad discretion to require the recall or suspension of a product or to require that manufacturers alert customers of safety risks. A government-mandated or voluntary recall or suspension by us, one of our distributors or any of our third-party suppliers could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls, suspensions or other notices relating to any products that we distribute would divert managerial and financial resources, and have an adverse effect on our reputation, financial condition and operating results.

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

We can provide no assurance that we will be found to remain in compliance with the QMSR or ISO standards upon a regulator’s review. If the FDA, other regulator, or notified body, inspect or audit any of our manufacturers’ facilities and discovers compliance problems, we may have to cease manufacturing and product distribution until we can take the appropriate remedial steps to correct the audit findings. Any of the actions noted above could significantly and negatively affect supply of our products. Taking corrective action may be expensive, time-consuming and a distraction for management. If any of these events occurs, our reputation could be harmed, we could be exposed to product liability claims and we could lose customers and experience reduced sales and increased costs.

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

There are numerous U.S. federal and state, as well as foreign, laws pertaining to healthcare fraud and abuse, including anti-kickback, false claims and physician transparency laws. Our business practices and relationships with providers are subject to scrutiny under these laws. We may also be subject to privacy and security regulation related to patient, customer, employee and other third-party information by both the federal government and the states and foreign jurisdictions in which we conduct our business. The laws and regulations that may affect our ability to operate include the following:

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
•
Federal and state laws and regulations regarding billing and claims payment applicable to our products and regulatory agencies enforcing those laws and regulations; and
•
Analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients; state marketing-compliance and gift-ban laws; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm customers, foreign and state laws, including the GDPR, governing the privacy and security of personal (including health) information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and state laws related to insurance fraud in the case of claims involving private insurers.

These laws and regulations, among other things, constrain our patient support program, business practices, marketing and other promotional and research activities by limiting the kinds of financial arrangements, including consulting arrangements, reimbursement support, discounts, rebates, or other sales programs, we may have with hospitals, ambulatory surgery centers, physicians or other potential purchasers of our products. Although we structure these relationships and arrangements to comply with applicable legal and regulatory requirements, they could nevertheless be scrutinized or challenged as influencing the purchase or use of our products. Compensation under some of these arrangements includes the provision of stock or stock options. Due to the breadth of these laws, the narrowness of statutory exceptions and regulatory safe harbors available, and the range of interpretations to which they are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws.

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

In the conduct of our business, we may at times collect, store, and process personal information, including health-related personal information. The U.S. federal government and various states and regulatory agencies, including the U.S. Department Health and Human Services, have adopted or proposed laws, regulations, guidelines and rules for the collection, distribution, use and storage of personal information, including personal health information, of individuals. These laws include HIPAA and related regulations, as well as the CCPA and similar state privacy and data security laws. In connection with any reimbursement support we provide to customers, we receive, use, and/or disclose health-related personal information. When proving such support, we as a Business Associate under HIPAA and are directly subject to HIPAA’s privacy, security, and breach-notification requirements, as well as the terms of our Business Associate Agreements. In addition, certain state and non-U.S. laws, such as GDPR, govern the privacy and security of personal (including health) data in certain circumstances, some of which are more stringent than U.S. federal law and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation.

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
•
Announcements related to patents issued to us or our competitors and related litigation; and
•
Developments in our industry.

In recent years the stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies. Broad market and industry factors may significantly affect the market price of our common stock, regardless of our actual operating performance. In addition, notwithstanding their subsequent withdrawal in late December 2023, the publication of the Prior LCDs, as amended, by five of the seven MACs in June 2023, which would have rendered canaloplasty followed by trabeculotomy (ab interno), a procedure associated with our OMNI technology, investigational and thus non-covered in these MAC jurisdictions, adversely affected our business and prospects and resulted in a substantial decline in the market price of our common stock. Although the Prior LCDs were withdrawn before becoming effective, the Final LCDs that became effective in November 2024 contain certain restrictions on billing for MIGS procedures that have had an adverse impact on our OMNI sales results. We believe that past reimbursement determinations by CMS and commercial payors have contributed to ongoing uncertainty among investors and other stakeholders regarding the coverage and reimbursement environment for procedures in which our products are used, which uncertainty continues to adversely affect our business and stock price. If new or updated LCDs, national coverage determinations, or other material coverage or reimbursement updates or determinations are published that could or would adversely affect coverage for procedures involving our OMNI technology, our business and prospects would be further adversely affected and our financial condition and results of operation could suffer.

In addition, in the past, stockholders have instituted securities class action litigation against issuers following periods of stock price volatility. We previously have had plaintiff class action firms announce the commencement of investigations pertaining to our compliance with securities laws in the wake of a drop in our stock price following our release of certain revised revenue guidance. Though we have yet to be subject to any securities litigation, the risk of such litigation is heightened at times when our financial performance and stock price are under pressure. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and harm our business, results of operations, financial condition and reputation. These factors may materially and adversely affect the market price of our common stock.

If we fail to maintain effective internal control over financial reporting and effective disclosure controls and procedures, we may not be able to accurately report our financial results in a timely manner or prevent fraud, which may adversely affect investor confidence in our company.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. In particular, we must perform system and process evaluations, document our controls and perform testing of our key controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. We have incurred significant expense and devoted substantial management effort to complying with the requirements of Section 404 of the Sarbanes-Oxley Act, which we expect will continue. We anticipate hiring additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to support future growth. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act or if we encounter difficulties in the timely and accurate reporting of our financial results, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, our investors could lose confidence in our reported financial information, the market price of our stock may decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources.

If we identify material weaknesses in our internal controls over financial reporting or fail to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Section 404 could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If additional material weaknesses exist or are discovered in the future, and we are unable to remediate any such material weaknesses, our reputation, financial condition, and operating results could suffer.

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law (“DGCL”) of the State of Delaware, which prohibits a person who owns 15% or more of our the outstanding voting stock of a corporation from engaging in any “business combination” (as such term is defined under Section 203 of the DGCL) with us such corporation for a period of three years after the date of the transaction in which the person acquired 15% or more of our the corporation’s outstanding voting stock, unless the business combination is approved in a prescribed manner.

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

Item 2. Properties.

Our corporate headquarters are in Menlo Park, California, where we lease approximately 11,000 square feet of office, research and development, engineering and laboratory space pursuant to a lease that commenced on August 1, 2021. On January 29, 2026, the Company amended this lease to extend the term from October 31, 2026 to December 31, 2028. We also lease approximately 2,000 square feet of office space, which is primarily used by our commercial team, in Southlake, Texas, pursuant to a lease that commenced on April 30, 2019 and expires on May 15, 2026. We believe that our existing facilities are adequate to meet our business requirements in the near-term, and that additional space will be available on commercially reasonable terms, if required.

Item 3. Legal Proceedings.

The information set forth under Note 6, Commitments and Contingencies, "Legal Proceedings," to our consolidated financial statements included in this Annual Report on Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock has been listed on The Nasdaq Global Market under the symbol “SGHT” since July 15, 2021. Prior to this date, there was no public market for our common stock.

Holders of Record

As of February 26, 2026, there were approximately 7 holders of record of our common stock. The actual number of stockholders is greater than this number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities from Registered Securities

There were no sales of unregistered equity securities during the fiscal year ended December 31, 2025 that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

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

Our initial product development has focused on the treatment of two of the world’s most prevalent and underserved eye diseases, glaucoma and dry eye disease (“DED”). We have commercialized products in each of our two reportable operating segments, Interventional Glaucoma and Interventional Dry Eye. Our Interventional Glaucoma revenue consists of sales of our OMNI® Surgical System family of products (“OMNI”), currently comprised of our Ergo Series OMNI Surgical System and OMNI Edge Surgical System, and the SION® Surgical Instrument (“SION”), while our Interventional Dry Eye revenue consists of sales of the TearCare® System (“TearCare”), and related components and accessories. Each product is primarily sold through a highly involved direct sales model that offers intensive education, training and customer service. We believe this model not only enables us to differentiate our products and company from competitors, but also expands our addressable market by educating ECPs, patients and other stakeholders on our products and evolving treatment paradigms. Outside of the U.S., we have established direct commercial operations in the United Kingdom and Germany. We sell OMNI directly in the United Kingdom and Germany, and indirectly in several other countries in Europe through distributors.

We sell OMNI and SION to facilities where ophthalmic surgeons perform outpatient procedures, such as ambulatory surgery centers (“ASCs”) and hospital outpatient departments (“HOPDs”), which are typically reimbursed by Medicare (or similar foreign governmental reimbursement entity) or private payors for procedures using our products. We are focused on educating surgeons on the clinical benefits of earlier interventions with the comprehensive OMNI and TearCare procedures, driving TearCare revenue growth in the jurisdictions where appropriate payment values have been established for the TearCare procedure, expanding equitable reimbursed access to the TearCare procedure in other jurisdictions, engagement efforts with accounts, enhanced competitive counter selling, investments in targeted commercial resources including growth of our TearCare commercial infrastructure, and development of the OMNI pseudophakic standalone market.

We sell TearCare to ECPs, where eyecare providers perform evacuation of meibomian glands, using heat-delivered through wearable, open-eye eyelid treatment devices and manual expression, which TearCare is specifically designed for.

We are continuing our TearCare commercial launch while focusing on our comprehensive, clinical data-driven, long-term market development plan that aims to improve awareness and patient access to TearCare. In addition, in the areas where appropriate fee schedules have been established for the TearCare procedure, we are focusing our commercial resources on supporting providers in these specific geographies to drive utilization. Our strategy is focused on driving adoption and utilization through our experienced sales, marketing, and customer support teams who are already dedicated to the dry eye market, and the ECP customers who have previously purchased TearCare SmartHubs in these states. We are also targeting new ECP customers in these states based on their current treatment approaches to DED and also focus on our Interventional Glaucoma customers in these states who may also benefit from adding TearCare to their treatment offerings.

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

We do not have, and do not currently intend to develop, any internal manufacturing capabilities or infrastructure, and rely on a limited number of third-party manufacturers, many of which are single source suppliers, for the components, accessories and materials that are utilized in the assembly of our products. We believe the manufacturing capacity provided by our current suppliers will be adequate to meet our current and anticipated manufacturing needs across all of our product lines. However, as part of our long-term manufacturing strategy, we are actively expanding third party manufacturing capacity and options for our products, which we expect to be available to us starting in 2026 for certain products. We plan to continue to utilize third-party contract manufacturers for our products and any related components.

Revenue in our Interventional Glaucoma segment for the years-ended December 31, 2025 and 2024 was $75.7 million and $75.9 million, respectively, with gross margins for the same periods of 86.8% and 87.6%, respectively. Revenue in our Interventional Dry Eye segment for the year-ended December 31, 2025 and 2024 was $1.6 million and $4.0 million, respectively, with gross margins for the same periods of 59.3% and 46.2%, respectively. For the years ended December 31, 2025 and 2024, we generated more than 90% of our revenue from customers in the U.S.

Our Interventional Glaucoma revenue was down slightly for the year ended December 31, 2025 compared to the same period in 2024 due to a number of factors, including reimbursement coverage changes and increased competition from other minimally invasive glaucoma surgery (“MIGS”) devices. These reimbursement changes were primarily restrictions on the performance of multiple MIGS procedures in combination with cataract surgery for Medicare patients in the jurisdictions administered by the five MACs that issued the local coverage determinations (“LCDs”) containing such restrictions. We believe that these restrictions, which became effective in the fourth quarter of 2024, led to a decrease in the number of overall MIGS devices used in procedures that are being performed, including procedures utilizing our OMNI technology.

Our Interventional Dry Eye revenue was down for the year ended December 31, 2025 compared to the same period in 2024 due to lower demand. Lower demand was the result of a shift in strategy to focus on establishing equitable market access for the TearCare procedure, which took effect in the fourth quarter of 2024. While we established pricing with two MACs as of October 2025, there is no guarantee as to the timing of reimbursement decisions or the amount of reimbursement, if any, with other payors. Given the earlier stage of TearCare’s commercial development, we expect our Interventional Dry Eye segment’s gross margins to be lower than our Interventional Glaucoma segment’s gross margins for the near- and medium-term due to the allocation of fixed labor and overhead costs to the segment's cost of goods sold.

We expect Interventional Dry Eye gross margin to improve over time as market access expands, although these improvements may be partially offset by the impact of tariffs.

We believe in the importance of continued strategic investment in initiatives that:

•
further demonstrate our products’ clinical effectiveness and safety to potential customers, patients, payors and regulators, including (i) establishing OMNI and SION as standards of care of Interventional Glaucoma treatment among MIGS-trained surgeons, (ii) developing a standalone Interventional Glaucoma market segment with a focus on pseudophakic patients whose IOP is not well-controlled on two or more medications and who are at risk of disease progression, and (iii) increasing customer advocacy and pursuing reimbursement including expanding coverage and/or payment for TearCare;
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

We brought OMNI Edge to the market in the first half of 2025. The addition of OMNI Edge was done to accommodate varying physician preferences and patient needs in today’s evolving MIGS marketplace. OMNI Edge is designed to increase the amount of viscoelastic delivered with our patented motion synchronized delivery system to ensure the consistency, reproducibility, and safety surgeons have come to trust in the OMNI procedure. With this product, we are further advancing procedural intervention and reinforcing our commitment to best serving both our surgeon customers and the patients they care for. The addition of OMNI Edge reflects our ongoing dedication to enhancing outcomes and supporting the evolving needs of the eye care community.

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

In November 2024, five of the seven MACs adopted a non-coverage policy when an aqueous shunt or stent procedure is performed with another surgical MIGS procedure, such as canaloplasty or goniotomy, at the same time in the same patient eye. We believe the non-coverage determination for multiple MIGS procedures reduced and may continue to reduce overall MIGS procedure claims volumes, which may adversely impact our business, revenue and prospects. Any updated or new local coverage determinations or other coverage policies that may establish a policy of Medicare non-coverage, or materially restrict coverage, for one or more of our products would have materially and adversely impacted our business, financial condition, and results of operations.

In October 2025, two MACs, Novitas and FCSO, each established jurisdiction-wide pricing, effective retroactively to January 1, 2025, for CPT code 0563T, which is specifically associated with procedures using TearCare. In jurisdictions outside of those covered by Novitas and FCSO, there is still no meaningful reimbursement coverage by Medicare or private payors for DED procedures, including TearCare, and patients are typically paying out-of-pocket for TearCare procedures, although some payors may agree to provide case-based coverage outside of a formal policy. We plan to continue to engage with other MACs, third-party payors, the clinical societies, and other stakeholders in continued support of patient access for interventional meibomian gland disease procedures performed with the TearCare System; however, there can be no guarantee that other third-party payors, including other MACs, will provide similar reimbursement coverage and/or payment decisions, if at all, for DED procedures, including TearCare

Proper reimbursement for our products is critical to the adoption of our products, and we plan to continue to focus on improving and expanding reimbursement coverage and payment amounts for our Interventional Glaucoma technologies, and establishing and enhancing reimbursement coverage and payment amounts for our Interventional Dry Eye technology.

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

Maximizing Product Usage by Customers

Demand for our products will be highly dependent on our ability to develop their potential addressable markets and maximize the breadth of patients our products can serve. Our ability to establish OMNI as a standard of care for POAG patients by continuing to grow its adoption and utilization in Combination Cataract Procedures and by pioneering the development of the market for interventional Standalone Procedures, with a focus on pseudophakic patients, will have a substantial impact on our future growth.

We introduced our SION Surgical Instrument in 2022. SION satisfies the American Academy of Ophthalmology definition of goniotomy and is registered with the FDA as a Class I 510(k) exempt device. Our ability to establish SION as a product with differentiated ease of use, safety and efficacy will be an important driver of SION’s commercial growth and success.

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

Operational Excellence and Cost Efficiency

We aim to achieve operating and financial milestones with optimal capital efficiency, and focus on our market value relative to invested capital as a key measurement of our performance. Utilizing the capital raised through our equity and debt financings (our December 31, 2025 cash and equivalents was $92.0 million), we have developed and commercially launched multiple clinically differentiated products, funded multiple completed and ongoing clinical trials, and built our management team and company infrastructure to support the continued growth of our business. We believe this level of operational and commercial progress relative to our total capital investment to date compares favorably to medical technology peers and we seek to design products that can achieve attractive long-term gross margins.

During the year ended December 31, 2025, global and regional economies, as well as the markets we serve, have experienced significant volatility, including as a result of the impacts of macroeconomic conditions, such as tariffs, inflation, supply shortages, and geopolitical pressures. For example, in February and March 2025, the United States imposed additional tariffs on products from China. A significant portion of our OMNI and SION products, and certain of our TearCare system components, are produced and assembled in China by a Taiwan-based manufacturer. While we plan to diversify our third-party suppliers, these tariffs, as well as any future tariffs, by the United States or other countries could significantly increase the cost of our products and components, and could have a negative impact on our gross margins. However, the impact of any such tariffs will depend upon various factors, including the timing, amount, scope, and nature of the tariffs.

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

Components of Our Results of Operations

Revenue

We currently derive the majority of our U.S. revenue from the sale of our OMNI and SION products to ASCs and HOPDs and from the sale of our TearCare products to ECPs. To date, the revenue from our Interventional Glaucoma segment has accounted for the vast majority of our total revenue, substantially all of which was generated from sales within the U.S. Our Interventional Glaucoma customers place orders based on their expected procedure volume. Our TearCare customers typically purchase a TearCare System which consists of one or more TearCare SmartHubs® (“SmartHubs”), multiple single-use TearCare SmartLids® (“SmartLids”) and other accessories. After utilizing their initial inventory, customers can reorder SmartLids as needed. No single customer accounted for 10% or more of our revenue for the years ended December 31, 2025 and 2024.

The growth of our revenue is primarily dependent upon the demand for elective surgery and in-office treatment utilizing our products in the United States and Europe, product reimbursement rates and coverage criteria, and competition. Such demand can be subject to seasonality patterns such as lower demand during summer months because of ECP vacations and lower demand in winter months because of fewer business or surgery days due to holidays and adverse weather conditions.

Cost of Goods Sold

Our components and products are produced by third-party suppliers and manufacturers. Our cost of goods sold consists primarily of amounts paid for our products to third-party manufacturers, and our manufacturing overhead costs, which consist primarily of personnel expenses, including salaries, benefits and stock-based compensation, and reserves for excess, obsolete and non-sellable inventory. Cost of goods sold also includes depreciation expenses for production equipment which we provide to our third-party manufacturers, and certain direct costs, such as shipping and handling costs and tariffs on imported products and components.

Gross Profit and Gross Margin

We calculate gross profit as revenue minus cost of goods sold. We calculate gross margin as gross profit divided by revenue. Our gross profit and gross margin have been, and we believe they will continue to be, affected by a variety of factors, including differences in segment gross profit and gross margins, changes in average selling prices, changes in product reimbursement rates, product sales mix, production and ordering volumes, manufacturing, tariff and freight costs, product yields, and headcount. In general, we expect our gross profit to increase over time as our revenue increases, and we expect our gross margins to increase over the long term to the extent our production and ordering volumes increase and as we spread the fixed portion of our overhead costs over a larger number of units produced and sold.

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

Our R&D expenses as a percentage of revenue may vary over time depending on the level and timing of new product development efforts, as well as clinical development, clinical trial and other related activities. While we expect to continue to make key investments in our R&D initiatives, including active clinical trials, we implemented a targeted plan during the third quarter intended to reduce operating expenses, improve cost efficiencies, and better align our operating structure for long-term profitability growth. This targeted plan is expected to reduce R&D costs in the near term.

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

Our SG&A expenses as a percentage of revenue may vary over time depending on the level and timing of commercial expansion efforts. While we expect to continue to make strategic investments in SG&A expenses, we implemented a targeted plan during the third quarter intended to reduce operating expenses, improve cost efficiencies, and better align our operating structure for long-term profitability growth. This targeted plan is expected to reduce SG&A costs in the near term.

Investment Income

Investment income primarily consists of interest and amortization on held-to-maturity investments in U.S. treasury securities and money market funds.

Interest Expense

Interest expense consists of interest incurred on our outstanding indebtedness and non-cash interest related to the accretion of debt discount and amortization of debt issuance costs associated with the Term Loans.

Loss on Debt Extinguishment

The loss on debt extinguishment is associated with our termination and settlement of the indebtedness under our prior secured credit facility with MidCap Financial Trust and certain of its affiliates (the “Prior Lender”) that was initiated and completed during the year ended December 31, 2024.

Other Expense, Net

Other expense, net primarily consists of income and expenses that do not originate from our primary business.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

	Years Ended December 31,		Change
	2025	2024	$	%
Revenue
Interventional Glaucoma	$75,724	$75,902	$(178)	(0.2)%
Percentage of total revenue	97.9%	95.0%
Interventional Dry Eye	1,639	3,964	(2,325)	(58.7)
Percentage of total revenue	2.1%	5.0%
Total	77,363	79,866	(2,503)	(3.1)
Cost of goods sold
Interventional Glaucoma	10,030	9,448	582	6.2
Interventional Dry Eye	667	2,133	(1,466)	(68.7)
Total	10,697	11,581	(884)	(7.6)
Gross profit
Interventional Glaucoma	65,694	66,454	(760)	(1.1)
Interventional Dry Eye	972	1,831	(859)	(46.9)
Total	66,666	68,285	(1,619)	(2.4)
Gross margin
Interventional Glaucoma	86.8%	87.6%
Interventional Dry Eye	59.3%	46.2%
Total	86.2%	85.5%
Operating expenses
Research and development	14,606	17,991	(3,385)	(18.8)
Selling, general and administrative	89,159	100,826	(11,667)	(11.6)
Total operating expenses	103,765	118,817	(15,052)	(12.7)
Loss from operations	(37,099)	(50,532)	13,433	(26.6)
Investment income	3,973	5,917	(1,944)	(32.9)
Interest expense	(5,142)	(4,662)	(480)	10.3
Loss on debt extinguishment	—	(1,962)	1,962	n.m.
Other expense, net	(148)	(32)	(116)	363

Loss before income tax	(38,416)	(51,271)	12,855	(25.1)
Provision for income tax	10	236	(226)	(95.8)
Net loss and comprehensive loss	$(38,426)	$(51,507)	$13,081	(25.4)%

Revenue. Revenue in the year ended December 31, 2025 was $77.4 million, a decrease of $2.5 million, or 3.1%, compared to the prior year.

In the year ended December 31, 2025, our Interventional Glaucoma revenue was $75.7 million, a decrease of $0.2 million, or 0.2%, compared to the prior year. The decrease was primarily attributable to the LCDs that became effective in the fourth quarter of 2024 . Revenue increased in the second half of 2025, primarily attributable to an increase in ordering facilities, an increase in the number of units sold, and an increase in average selling prices compared to the prior year period.

Our Interventional Dry Eye revenue was $1.6 million for the year ended December 31, 2025, a decrease of $2.3 million, or 58.7% compared to the prior year. The overall decrease in revenue was primarily due to fewer SmartLids sold, due to our focus on the next phase of our commercial strategy, which involves achieving reimbursed market access for our TearCare products. During the fourth quarter of 2025, two MACs established jurisdiction-wide pricing, which led to improved sales performance in the fourth quarter.

Cost of Goods Sold. Cost of goods sold during the year ended December 31, 2025, decreased $0.9 million, or 7.6%, compared to the prior year. Our Interventional Glaucoma cost of goods sold increased $0.6 million compared to 2024. The increase was primarily driven by tariffs, higher overhead costs per unit, and product sales mix. Interventional Dry Eye cost of goods sold decreased $1.5 million compared to the prior year, primarily driven by lower volumes.

Gross Profit and Gross Margin. Our total gross profit was $66.7 million for the year ended December 31, 2025, a decrease of $1.6 million from the prior year comparable period. Our gross margin for the year ended December 31, 2025 increased to 86.2%, from 85.5% in the prior year comparable period. Gross margin in our Interventional Glaucoma segment was 86.8% for the year ended December 31, 2025, a decrease from 87.6% for the prior year comparable period, primarily due to higher overhead costs per unit, tariff costs, and product sales mix. In our Interventional Dry Eye segment, gross margin increased from 46.2% for the year ended December 31, 2024 to 59.3% for the year ended December 31, 2025, primarily driven by increased average selling prices.

Research and Development Expenses. R&D expenses were $14.6 million for the year ended December 31, 2025, a decrease of $3.4 million, or 18.8%, compared to the prior year. The decrease was primarily attributable to a $2.7 million decrease in personnel costs related to our August 2025 reduction in force. Clinical studies and general R&D expenses also decreased by $1.6 million during the current year. R&D expenses during the year ended December 31, 2025 included $1.0 million of restructuring costs related to this reduction in force.

Selling, General, and Administrative Expenses. SG&A expenses were $89.2 million for the year ended December 31, 2025, a decrease of $11.7 million, or 11.6%, compared to the prior year. The decrease was primarily attributable to a $5.4 million decrease in legal expenses, as well as a $1.0 million decrease in sales training, events, and demos. In addition, our personnel expenses decreased by $4.7 million, primarily driven by our August 2025 reduction in force. SG&A expenses during the year ended December 31, 2025 included $1.8 million of restructuring costs related to this reduction.

Investment Income. Investment income was $4.0 million for the year ended December 31, 2025, a decrease of $1.9 million, or 32.9%, from $5.9 million in the prior year period. The decline was due to lower investment balances as well as lower yield on held-to-maturity investments during the current year.

Interest Expense. Interest expense was $5.1 million in the year ended December 31, 2025, an increase of $0.5 million, or 10.3%, compared to the prior year period due to a higher outstanding principal balance under the Hercules Loan Agreement.

Loss on Debt Extinguishment. There were no extinguishments of debt in the current year. Loss on debt extinguishment was $2.0 million for the year ended December 31, 2024.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Years Ended December 31,
	2025	2024

Net cash used in operating activities	$(29,694)	$(22,351)
Net cash used in investing activities	$(224)	$(385)
Net cash provided by financing activities	$1,791	$4,964
Net change in cash, cash equivalents, and restricted cash	$(28,127)	$(17,772)

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 was $29.7 million, consisting primarily of a net loss of $38.4 million and a net change in our operating assets and liabilities of $6.4 million, partially offset by non-cash charges of $15.1 million. The $6.4 million change in our net operating assets and liabilities included increases of $1.4 million in inventory and 0.7 million in prepaid expenses and other current assets, as well as decreases of $3.6 million in accrued compensation and $1.4 million in accounts payable and accrued and other current liabilities. These changes were partially offset by a $0.9 million decrease in accounts receivable. The non-cash charges primarily consisted of $13.1 million related to stock-based compensation, $0.9 of accretion of debt discount and debt issuance costs, $0.5 million of depreciation and amortization, and $0.5 million of noncash operating lease expense.

Net cash used in operating activities for the year ended December 31, 2024 was $22.4 million, consisting primarily of a net loss of $51.5 million, partially offset by non-cash charges of $20.1 million and a net change in our operating assets and liabilities of $9.0 million. The $9.0 million change in our net operating assets and liabilities included decreases of $3.5 million in accounts receivable and $1.6 million in inventory, as well as increases of $5.2 million in accrued compensation and $0.3 million accounts payable. These were partially offset by a $1.6 million decrease in other noncurrent liabilities. The non-cash charges primarily consisted of $17.1 million related to stock-based compensation, $1.0 million of noncash loss on debt extinguishment, $0.8 million of accretion of debt discount and debt issuance costs, $0.7 million of depreciation and amortization, and $0.6 million of noncash operating lease expense.

Net Cash Used in Investing Activities

Net cash used in investing activities in the years ended December 31, 2025 and 2024 was $0.2 million and $0.4 million, respectively, consisting of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was $1.8 million, consisting primarily of proceeds from the exercise of stock options and proceeds from employee stock plan purchases. Net cash provided by financing activities for the year ended December 31, 2024 was $5.0 million, consisting primarily of proceeds from the Hercules Loan Agreement, partially offset by costs associated with refinancing the term loan agreement.

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

As of December 31, 2025, we had cash and cash equivalents of $92.0 million, an accumulated deficit of $384.7 million, and an outstanding term loan balance of $40.0 million plus a $2.4 million fee final payment due at maturity under the Hercules Loan Agreement (excluding debt discount and amortized debt issuance costs). Based on our current planned operations, we expect our cash and cash equivalents balance, as well as other sources of liquidity, will enable us to fund our operations for at least the next 12 months and the foreseeable future.

Our historical cash outflows have primarily been associated with cash used for operating activities such as sales, marketing and commercialization of our products, research and development activities, regulatory and market access activities, intellectual property enforcement and portfolio expansion, capital expenditures and debt service costs. Our cash requirements will be significantly impacted by our ability to manage and grow our business by maintaining and expanding our sales to existing customers or introducing our products to new customers; our ability to obtain and maintain sufficient reimbursement for our products, including successfully protecting reimbursement for our Interventional Glaucoma products and expanding and maintaining sufficient reimbursement for our Interventional Dry Eye products; the level of our investment in commercialization and research and development activities, including clinical trials; whether we enter into any strategic acquisitions or investments, and the timing and amount of the associated capital expenditures; the outcome of our litigation against Alcon, including receipt of any final, non-appealable award thereunder; and competitive dynamics within our industry. There are numerous factors that may impact our long-term cash requirements, and we are unable to accurately predict them at this time. An extended period of global supply chain disruption, geopolitical or trade tensions, or economic uncertainty could materially affect our business, results of operations, financial condition, and access to sources of liquidity. For example, since February 2025, the U.S. has imposed tariffs that apply to all of our products and product components imported from China, which has increased, and may to continue to increase, the cost of our products and components and have a negative impact on our gross margins and liquidity.

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

In September 2025, the Company and Hercules entered into a third amendment (the “Amendment”) to its Loan and Security Agreement. The Amendment provided for an additional six-month extension of the interest only period, to now extend to February 1, 2027. The Amendment also amended the Hercules Loan Agreement to reallocate the undrawn and unavailable $10.0 million tranche by increasing the amount available to draw through the interest only period from $15.0 million to $25.0 million in minimum increments of $5.0 million, subject in each case to the sole approval of Hercules’ investment committee.

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

The obligations under the Hercules Loan Agreement are guaranteed by us and our future subsidiaries, subject to exceptions for certain foreign subsidiaries. The obligations under the agreement are secured by substantially all of our assets, including its material intellectual property. Additionally, we are subject to customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. We are also subject to certain minimum cash and revenue covenants under the Hercules Loan Agreement. We were in compliance with all covenants as of December 31, 2025.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our exposure to interest rate risk is principally confined to our cash and cash equivalents and our outstanding credit agreement. As of December 31, 2025, we had cash, cash equivalents and investments of $92.0 million, which consisted of bank deposits, money market funds, and U.S. treasury bills. The primary objectives of our investment activities are the preservation of capital and support of our liquidity requirements. We place our cash, cash equivalents, and investments with high-quality financial institutions and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash, cash equivalents and short-term investments.

In January 2024, we entered into a credit agreement with Hercules Capital. The Hercules Loan Agreement contains a floating rate equal to the greater of 10.35% or the Prime Rate plus 2.35%, with the initial interest rate under the agreement of 10.85%. As of December 31, 2025, the balance outstanding under the agreement is $40.0 million and the interest rate was 10.35%. Based upon the balance outstanding, a hypothetical 1.0% (100 basis points) change in interest rates would not have a material impact on our financial statements.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Sight Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sight Sciences, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

March 4, 2026

We have served as the Company’s auditor since 2019.

SIGHT SCIENCES, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$91,965	$120,357
Accounts receivable, net of allowance for credit losses of $234 and $689 at December 31, 2025 and 2024, respectively	9,745	10,786
Inventory, net	7,767	6,325
Prepaid expenses and other current assets	3,257	2,306
Total current assets	112,734	139,774
Property and equipment, net	1,610	1,580
Operating lease right-of-use assets	438	935
Other noncurrent assets	518	550
Total assets	$115,300	$142,839
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,343	$1,691
Accrued compensation	6,074	9,680
Accrued and other current liabilities	3,610	4,097
Total current liabilities	11,027	15,468
Long-term debt	40,300	39,356
Other noncurrent liabilities	31	492
Total liabilities	51,358	55,316
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 53,493,711 and 50,937,999 shares issued and outstanding as of December 31, 2025 and 2024, respectively	54	51
Additional paid-in-capital	448,611	433,769
Accumulated deficit	(384,723)	(346,297)
Total stockholders’ equity	63,942	87,523
Total liabilities and stockholders’ equity	$115,300	$142,839

The accompanying notes are an integral part of these consolidated financial statements.

SIGHT SCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Years Ended December 31,
	2025	2024
Revenue	$77,363	$79,866
Cost of goods sold	10,697	11,581
Gross profit	66,666	68,285
Operating expenses:
Research and development	14,606	17,991
Selling, general and administrative	89,159	100,826
Total operating expenses	103,765	118,817
Loss from operations	(37,099)	(50,532)
Investment income	3,973	5,917
Interest expense	(5,142)	(4,662)
Loss on debt extinguishment	—	(1,962)
Other expense, net	(148)	(32)
Loss before income taxes	(38,416)	(51,271)
Provision for income taxes	10	236
Net loss and comprehensive loss	$(38,426)	$(51,507)
Net loss per share attributable to common stockholders, basic and diluted	$(0.74)	$(1.03)
Weighted-average shares outstanding, basic and diluted	52,148,543	50,134,104

The accompanying notes are an integral part of these consolidated financial statements.

SIGHT SCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	49,131,363	$49	$414,956	$(294,790)	$120,215
Issuance of common stock upon exercise of stock options	207,104	—	255	—	255
Issuance of common stock upon vesting of restricted stock units	1,255,453	1	(1)	—	—
Withholding taxes on net share settlement of restricted stock units	(4,385)	—	(23)	—	(23)
Employee stock purchase plan purchases	348,464	1	818	—	819
Warrant issuance	—	—	687	—	687
Stock-based compensation expense	—	—	17,077	—	17,077
Net loss	—	—	—	(51,507)	(51,507)
Balance at December 31, 2024	50,937,999	51	433,769	(346,297)	87,523
Issuance of common stock upon exercise of stock options	637,161	1	1,090	—	1,091
Issuance of common stock upon vesting of restricted stock units	1,674,662	2	(2)	—	—
Withholding taxes on net share settlement of restricted stock units	(16,355)	—	(58)	—	(58)
Employee stock purchase plan purchases	260,244	—	758	—	758
Stock-based compensation expense	—	—	13,054	—	13,054
Net loss	—	—	—	(38,426)	(38,426)
Balance at December 31, 2025	53,493,711	54	448,611	(384,723)	63,942

The accompanying notes are an integral part of these consolidated financial statements.

SIGHT SCIENCES, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(38,426)	$(51,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	487	712
Accretion of debt discount and debt issuance costs	944	753
Stock-based compensation expense	13,054	17,077
Allowance for credit losses	129	(42)
Provision (benefit) for excess and obsolete inventories	—	(106)
Noncash operating lease cost	498	646
Loss on disposal of property and equipment	4	23
Noncash loss on debt extinguishment	—	1,033
Change in fair value of common stock warrants	11	60
Changes in operating assets and liabilities:
Accounts receivable	912	3,545
Inventory	(1,442)	1,630
Prepaid expenses and other current assets	(686)	299
Other noncurrent assets	(150)	(51)
Accounts payable	(348)	336
Accrued compensation	(3,606)	5,151
Accrued and other current liabilities	(1,075)	(347)
Other noncurrent liabilities	—	(1,563)
Net cash used in operating activities	(29,694)	(22,351)
Cash flows from investing activities:
Purchases of property and equipment	(224)	(385)
Net cash used in investing activities	(224)	(385)
Cash flows from financing activities:
Net proceeds from Hercules Loan Agreement	—	39,526
Repayment of MidCap Loan Agreement	—	(35,375)
Debt issuance costs	—	(238)
Proceeds from exercise of common stock options	1,091	255
Taxes paid on net settlement of restricted stock units	(58)	(23)
Proceeds from employee stock purchase plan purchases	758	819
Net cash provided by financing activities	1,791	4,964
Net change in cash, cash equivalents, and restricted cash	(28,127)	(17,772)
Cash, cash equivalents, and restricted cash at beginning of period	120,357	138,129
Cash, cash equivalents, and restricted cash at end of period	$92,230	$120,357
Restricted Cash	265	—
Cash and cash equivalents at end of period	$91,965	$120,357

Supplemental disclosure of cash flow information
Cash paid for interest	$4,185	$4,262
Supplemental disclosure of non-cash investing and financing information
Acquisition of property and equipment included in accounts payable and accrued liabilities	$114	$169
Common stock warrants issued upon execution of Hercules Loan Agreement	$—	$687

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

The Company's product portfolio aligns with its two reportable operating segments: Interventional Glaucoma and Interventional Dry Eye. The products for the Interventional Glaucoma segment consist of the OMNI® Surgical System family of products ("OMNI") and the SION® Surgical Instrument ("SION"). The Company’s commercial OMNI offerings, consisting of the Ergo Series of the OMNI Surgical System ("OMNI Ergo") and the OMNI EDGE Surgical System ("OMNI EDGE") are implant-free, minimally invasive glaucoma surgery technologies. OMNI Ergo and OMNI EDGE are indicated in the United States to reduce intraocular pressure in adult patients with primary open-angle glaucoma. The OMNI Ergo is CE Marked for the catheterization and transluminal viscodilation of Schlemm’s canal and cutting of the trabecular meshwork to reduce intraocular pressure in adult patients with open-angle glaucoma. SION is a bladeless, manually operated device used in ophthalmic surgical procedures to excise trabecular meshwork. The product portfolio for the Interventional Dry Eye segment consists of the TearCare® System ("TearCare") for ophthalmologists and optometrists. TearCare is a proprietary, interventional, dry eye device designed to melt and facilitate the comprehensive removal of meibomian gland obstructions and restore gland functionality and healthy oil production for adult patients with evaporative dry eye disease due to meibomian gland disease when used in conjunction with manual expression of the meibomian glands, enabling clearance of gland obstructions by physicians to address the leading cause of dry eye disease.

Liquidity Considerations

Since inception, the Company has incurred losses and negative cash flows from operations. As of December 31, 2025, the Company had an accumulated deficit of $384.7 million and recorded a net loss of $38.4 million for the year then ended and expects to incur additional losses in the future.

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

Presentation Reclassification

Certain prior year amounts have been reclassified for consistency with current year presentation. This reclassification was to report withholding taxes on net share settlement of restricted stock units as a deduction to the issuance of common stock upon vesting of restricted stock units in the consolidated statements of stockholders’ equity. This reclassification had no effect on the reported results of operations.

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

Fair Value of Financial Instruments

The Company’s financial instruments typically consist of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, accrued and other current liabilities, common stock warrants, and short-term and long-term debt. The Company's cash equivalents are comprised of U.S. treasury securities that are classified as held-to-maturity and recorded at amortized cost in the financial statements, and money market accounts. The Company records accounts receivable, accounts payable, and accrued and other current liabilities at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The carrying amount of the Company’s debt approximates its fair value as the effective interest rate approximates market rates currently available to the Company.

Concentration of Credit and Supply Chain Risk

Financial instruments that subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are deposited with a high-quality financial institution. Deposits at this institution may, at times, exceed federally insured limits. Management believes that this financial institution is financially sound and that minimal credit risk exists with respect to these deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

For the years ended December 31, 2025 and 2024, there were no customers that represented 10% or more of the Company's revenue or accounts receivable.

Cash and Cash Equivalents and Restricted Cash

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

The Company also has restricted cash balances, which consist of checking and savings deposits, recorded at cost, which approximates fair value. These restricted cash balances are held as collateral in conjunction with the Company’s corporate credit card program. As of December 31, 2025, the Company had $0.3 million in restricted cash, which is recorded in prepaid and other current assets in the Company’s consolidated balance sheets.

Accounts Receivable and Provision for Credit Losses

Accounts receivable are stated at invoiced amounts, net of estimated allowance for credit losses. The Company’s provision for credit losses methodology for accounts receivables is developed using its historical collection experience, current and anticipated future macroeconomic conditions, and a review of the current aging status and financial condition of its customers. The Company uses its reasonable judgment, based on the available information, and records a provision against amounts due to reduce the receivable to the amount that is expected to be collected. These specific provisions are reevaluated and adjusted as additional information is received that impacts the amount reserved. To date, the Company has not experienced material credit-related losses. The allowance for credit losses was $0.2 million and $0.7 million as of December 31, 2025 and 2024, respectively.

Inventory, net

Inventory represents raw materials and finished goods purchased from third-party suppliers and manufacturers. Inventory is valued at the lower of cost or net realizable value. Cost is determined using actual costs on a first-in, first-out basis for all inventory. Net realizable value is determined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. As of December 31, 2025, the Company’s inventory balance consisted of finished goods of $6.8 million and raw materials of $1.2 million. As of December 31, 2024, the Company’s inventory consisted of finished goods of $5.6 million and raw materials of $1.0 million.

The Company regularly reviews inventory quantities in consideration of its actual inventory loss experiences, projected future demand for its products, and remaining shelf life to record a provision for excess and obsolete inventory when appropriate. The Company’s policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of the lower of cost or expected net realizable value, and inventory in excess of expected product demand. The estimate of excess quantities requires the Company to exercise judgment and is primarily dependent on the Company’s estimates of future demand for the particular product. As of December 31, 2025 and 2024, the Company had reserves for excess and obsolete inventory of $0.3 million and $0.3 million.

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

Impairment of Long-Lived Assets

The Company assesses long-lived assets, including property and equipment, whenever events or changes in business circumstances indicate that the carrying amount of such assets may not be fully recoverable. If indicators of impairment exist, an impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition are less than their carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of the long-lived assets exceeds their fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. The Company did not record any impairment of long-lived assets for the years ended December 31, 2025 and 2024.

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

The Company’s unissued common stock warrants under the Hercules Loan Agreement are classified as liabilities in the consolidated balance sheets. These common stock warrants are remeasured at each reporting date using the Black-Scholes option pricing method, with the gain or loss recorded in the Company’s consolidated statements of operations and comprehensive loss.

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

Revenue recognized during the years ended December 31, 2025 and 2024 relates entirely to the sale of the Company’s products within the Interventional Glaucoma and Interventional Dry Eye segments. These sales are primarily to hospitals, medical centers, and eyecare professionals ("ECPs") throughout the United States. Sales are generally made through sales representatives and distributors.

The Company’s revenue arrangements consist of a single performance obligation. Revenue is recognized at the point in time when control of the promised goods transfer to the Company’s customers. Revenue is measured at the amount of consideration expected to be received in exchange for the transfer of goods. The amount of revenue that is recognized is based on the transaction price, which represents the invoiced amounts and includes estimates of variable consideration, such as discounts or rebates, where applicable. The Company does not offer right of return, except in the case where items are defective as manufactured, and the Company does not typically provide customers with a right to a refund. The amount of variable consideration included in the transaction price may be constrained and is included only to the extent it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Payment terms, typically 30 days, are offered to customers and do not include a significant financing component. The Company extends credit to customers based upon their financial condition and credit history and generally requires no collateral. The Company does not have any contract balances related to product sales.

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

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expenses for fiscal years 2025 and 2024 were $2.4 million and $1.4 million, respectively, included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

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

The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for stock options and awards granted pursuant to the ESPP. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, which determine the fair value of share-based awards, including the stock option’s expected term, expected volatility of the underlying stock, risk-free interest rate and expected dividend yield. The Company uses the simplified method for determining the expected term of the granted stock options since there is not adequate historical data to utilize in calculating the expected term

The fair value of RSU awards is determined based on the number of units granted and the closing price of the Company's common stock as of the grant date.

Interest Expense

The Company’s interest expense consists primarily of interest incurred on our outstanding indebtedness. The Company's interest expense also includes non-cash interest related to the accretion of debt discount and debt issuance costs, as well as the accrual of the final fee due at maturity.

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

Restructuring Expense

Restructuring expenses may arise from targeted plans to reduce operating expenses, improve cost efficiencies, and better align our operating structure for long-term, profitable growth, and primarily include one-time employee severance and benefits contribution costs. For one-time termination benefits, expense is recorded when employees are entitled to receive those benefits and amounts can be reasonably estimated. Restructuring expenses are recorded as an operating expense in the consolidated statements of operations and comprehensive loss.

Emerging Growth Company and Smaller Reporting Company

The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as well as a "smaller reporting company, as defined by the Securities and Exchange Commission per Rule 12b-2 of the Exchange Act. As such the Company is eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies or smaller reporting companies, including reduced reporting and extended transition periods to comply with new or revised accounting standards for public business entities. The Company has elected to avail itself of this exemption and, therefore, is not subject to the timeline for adopting new or revised accounting standards for public business entities that are not emerging growth companies, and will follow the applicable transition guidance.

Recent Accounting Pronouncements

Accounting Standards Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The Company adopted the standard on January 1, 2025, and elected to apply the standard on a prospective basis for fiscal year reporting. The adoption resulted in the expanded presentation of the Company’s effective tax rate reconciliation and the disaggregation of income taxes paid in our financial statement footnotes. The application of these disclosure requirements had no impact on our consolidated balance sheets, consolidated statements of operations and comprehensive loss, and consolidated cash flow statements. The information is presented in Note 10: Income Taxes.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU allows the Company to elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses. The Company adopted the standard for the year end December 31, 2025 for fiscal year reporting. The standard is to be applied on a prospective basis. The standard did not have an impact on the Company’s current credit loss measurement process, and thus no material impact on the Company’s financial results.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350): Targeted Improvements to the Accounting for Internal-Use Software. This ASU modifies the criteria for when software costs may be capitalized by eliminating consideration of software project development stages and by enhancing guidance for the "probable-to-complete" threshold. This ASU is effective for our annual reports beginning in 2028, and interim periods within those annual reporting periods. Early adoption of this ASU is permitted. We are currently evaluating the impact that adoption of this ASU may have on our financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact of adopting this standard and does not expect it to have a material impact on its financial statements.

As of December 31, 2025, there are no additional ASUs issued and not yet adopted that are expected to have a material impact on the Company's financial statements and related disclosures.

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

The following tables set forth by level within the fair value hierarchy our assets and liabilities that are measured on a recurring basis and reported at fair value as of December 31, 2025 and 2024.

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents:
Money market funds	$1,239	$—	$—	$1,239
U.S. Treasury debt securities	$82,668	$—	$—	$82,668
Long-term debt:
Term Loans	$—	$40,300	$—	$40,300
Other noncurrent liabilities:
Common stock warrants	$—	$—	$30	$30

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents:
Money market funds	$6,374	$—	$—	$6,374
U.S. Treasury debt securities	$106,572	$—	$—	$106,572
Long-term debt:
Term Loans	$—	$39,356	$—	$39,356
Other noncurrent liabilities:
Common stock warrants	$—	$—	$19	$19

The Company's investments in U.S. treasury securities are classified as held-to-maturity and all have been purchased with original maturities of 90 days or less. Held-to-maturity debt securities are recorded at amortized cost in the financial statements. The following tables set forth the unrealized gains on held-to-maturity U.S. treasury securities as of December 31, 2025 and 2024.

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. Treasury Securities	$82,646	$22	$—	$82,668

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. Treasury Securities	$106,535	$37	$—	$106,572

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of December 31, 2025 and 2024, total debt of $40.3 million and $39.4 million is reported at amortized cost, respectively. This outstanding debt is classified as Level 2 as it is not actively traded. The amortized cost of the outstanding debt approximates the fair value.

The Company measures the fair value of the unissued common stock warrants that may be issued pursuant to the Hercules Loan Agreement (as defined in Note 5, Debt) using the Black-Scholes option pricing method. See Note 5, Debt, and Note 7, Stockholders' Equity, for additional information regarding the common stock warrants.

The financial statements as of December 31, 2025 and 2024, do not include any assets or liabilities that are measured at fair value on a nonrecurring basis.

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	As of December 31,
	2025	2024
Tools and equipment	$2,215	$1,991
Computer equipment and software	37	37
Furniture and fixtures	461	402
Leasehold improvements	38	38
Construction in process	1,260	1,218
	4,011	3,686
Less: Accumulated depreciation	(2,401)	(2,106)
Property and equipment, net	$1,610	$1,580

Depreciation expense was $0.3 million and $0.5 million for the years ended December 31, 2025 and 2024 respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	As of December 31,
	2025	2024
Accrued expenses	$2,140	$2,113
Current portion of lease liabilities	475	533
Short term interest payable	357	344
Other accrued liabilities	638	1,107
Total accrued and other current liabilities	$3,610	$4,097

Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	As of December 31,
	2025	2024
Noncurrent portion of lease liabilities	$—	$473
Other noncurrent liabilities	31	19
Total other noncurrent liabilities	$31	$492

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

The Term Loans accrue interest at a floating annual rate equal to the greater of 10.35% or the Wall Street Journal prime rate plus 2.35%, with the interest rate equal to 10.35% at December 31, 2025. The final payment fee is set at 5.95% of the funded balance, which is recognized as a debt discount and is being accreted into the amortization of debt issuance costs using the effective interest rate method over the term of the loan.

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

The obligations under the Hercules Loan Agreement are guaranteed by the Company and its future subsidiaries, subject to exceptions for certain foreign subsidiaries. The obligations under the agreement are secured by substantially all of the Company's assets, including its material intellectual property. Additionally, the Company is subject to customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. The Company is also subject to certain minimum cash and revenue covenants under the Hercules Loan Agreement. The Company was in compliance with all covenants as of December 31, 2025.

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

Maturities Schedule

Long-term and short-term debt, as of December 31, 2025 and 2024 was as follows (in thousands):

	As of December 31,
	2025	2024
Term Loans	$40,000	$40,000
Total principal payments due	40,000	40,000
Unamortized discount, debt issuance costs, and final fee due at maturity	300	(644)
Total amounts outstanding	40,300	39,356
Less: Current portion, net of discount	—	—
Long-term debt	$40,300	$39,356

The repayment schedule relating to the principal amount of the Term Loans as of December 31, 2025, is as follows (in thousands):

Amount
2026	—
2027	23,675
2028	16,325
Total principal payments	$40,000
Final fee due at maturity	2,380
Total repayments	$42,380

Note 6. Commitments and Contingencies

Operating Lease Obligations

The Company leases its corporate headquarters in Menlo Park, California. The lease commenced in August 2021, and the Company has since signed two amendments to extend the term of the lease. The second amendment, executed in January 2026, extended the lease term from November of 2026 until December of 2028. The lease ROU asset and corresponding lease liability were estimated using a weighted-average incremental borrowing rate (“IBR”) of 11.40%. Total base rent for the amended 26 months under the amended lease agreement is approximately $1.1 million.

As of December 31, 2025, the weighted average remaining lease term for the Company's leases was 0.8 years.

Operating lease expense and supplemental cash flow information related to operating leases for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Years Ended December 31,
	2025	2024
Operating lease expense	$585	$783
Cash paid for operating leases	618	741
New operating lease assets obtained in exchange for operating lease liabilities	—	124

Aggregate future minimum lease payments at December 31, 2025 under these noncancelable operating leases were as follows (in thousands):

As of December 31,
2025
2026	497
Total future minimum lease payments	$497
Less: imputed interest	(22)
Present value of future minimum lease payments	$475
Less: current portion of operating lease liability	(475)
Operating lease liabilities - noncurrent	$—

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

Except as described above, as of December 31, 2025 the Company was not a party to any legal proceedings, regulatory matters, or other disputes or claims which, if determined adversely, it believes would, individually or taken together, have a material adverse effect on the Company’s business, financial condition, operating results, liquidity, or future prospects.

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director or officer may be subject to any proceeding arising out of acts or omissions of such director or officer in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. This insurance allows the transfer of risk associated with the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2025 and 2024.

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

In conjunction with the execution of the targeted plan, the Company incurred approximately $2.8 million of expense in the third quarter of 2025. The Company does not anticipate incurring any additional costs in execution of the targeted plan. Of this amount, $1.8 million is recorded in selling, general and administrative expenses, with $1.0 million recorded in research and development expenses. The expense consists mostly of one-time severance and benefits contribution costs. In addition, the Company recorded a non-cash reversal in stock-based compensation cost of $0.6 million in the third quarter of 2025. As of December 31, 2025, $0.7 million is recorded in accrued expenses for estimated costs incurred with the execution of the plan. The remaining costs will be paid to impacted employees through August 31, 2026.

Note 7. Stockholders' Equity

Common Stock

The Company’s certificate of incorporation provides for 200,000,000 authorized shares of common stock, par value $0.001 per share, and 10,000,000 authorized shares of preferred stock, par value $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds are legally available, when and if declared by the board of directors. As of December 31, 2025, no dividends have been declared. Each share of common stock is entitled to one vote.

At December 31, 2025 and 2024, the Company had reserved common stock for future issuances as follows:

	December 31,
	2025	2024
Common stock available for future grant	7,876,575	5,931,302
Common stock options issued and outstanding	3,063,476	4,464,388
Restricted stock units outstanding	4,048,888	4,341,818
Shares available for future purchase under ESPP	1,880,211	1,631,076
Common stock reserved for issuance upon exercise of outstanding warrants	161,783	—
	17,030,933	16,368,584

Common Stock Warrants

On January 22, 2024, in conjunction with the funding of the Initial Loan under the Hercules Loan Agreement, the Company issued common stock warrants to the Lenders to purchase up to an aggregate of 135,686 shares of its common stock at an exercise price of $5.159 per share. On December 10, 2024, upon the funding of the Tranche I(b) Loan, the Company issued additional warrants to the Lenders to purchase 26,095 shares of its common stock at an exercise price of $3.83 per share. Each warrant is exercisable for up to seven years from the date of issuance. During the year ended December 31, 2024, the fair value of the issued warrants recorded was $0.7 million.

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

The unissued warrants do not meet the requirements for classification as equity and are recorded as other noncurrent liabilities in the consolidated financial statements. As of both December 31, 2025 and 2024, the fair value of the unissued warrants recorded was less than $0.1 million.

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

Stock options under the 2021 Plan can typically be granted for periods of up to ten years. For stock options granted to a grantee who, at the time the option is granted, owned stock representing more than 10% of the voting power of all classes of stock of the Company (or any parent or subsidiary of the Company), the term may be up to five years. The ISOs and NSOs are granted at a price per share not less than the fair value at the date of grant. The exercise price of a stock option granted to a 10% stockholder shall be not less than 110% of the grant date fair value of the shares. Stock options granted to new hires generally vest over a four-year period, with 25% of the shares vesting on the first anniversary of the grant date and the remaining shares vesting in 36 equal monthly installments thereafter. Stock options granted as merit awards generally vest in 48 equal monthly installments following the grant date.

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

At December 31, 2025 and 2024, there were 7,876,575 shares and 5,931,302 shares, respectively, of common stock available for issuance under the 2021 Plan.

The 2011 Plan was superseded by the 2021 Plan at the time of the initial public offering of the Company's common stock, which closed on July 15, 2021, and no further grants have been made under the 2011 Plan from the date the 2021 Plan became effective.

Stock Option Awards

The following table summarizes stock option activity under the 2011 and 2021 Plans:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2024	4,464,388	$9.23	6.5	$2,769
Grants	—	—
Forfeited/cancelled	(763,751)	8.85
Exercised	(637,161)	1.72
Outstanding, December 31, 2025	3,063,476	$10.88	5.5	$3,315
Vested and exercisable as of December 31, 2025	2,866,852	$11.01	5.4	$3,114

The Company did not grant any stock option awards during the year ended December 31, 2025. The weighted-average grant-date fair values of stock options granted during the year ended December 31, 2024 was $2.71 per share. The aggregate intrinsic value of stock options exercised, calculated as the difference between the exercise prices of the underlying stock options and the estimated fair value of the common stock on the date of exercise, was $2.9 million during the year ended December 31, 2025.

During the years ended December 31, 2025 and 2024, the Company recorded stock-based compensation expense of $4.1 million and $7.8 million, respectively, related to stock options. As of December 31, 2025, the unrecognized stock-based compensation of unvested stock options was $0.8 million, which is expected to be recognized over a weighted-average period of 0.9 years.

Determination of Fair Value

The grant date fair value of stock options granted was calculated via the Black-Scholes option-pricing model using the following weighted average assumptions:

	Years ended December 31,
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

The following table summarizes RSU activity under the 2021 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding, December 31, 2024	4,341,818	$5.6
Grants	3,159,258	3.1
Forfeited/cancelled	(1,793,881)	4.0
Vested	(1,658,307)	5.5
Outstanding, December 31, 2025	4,048,888	$4.4

During the years ended December 31, 2025 and 2024, the Company recorded stock-based compensation of $8.6 million and $8.7 million, respectively, related to RSUs. As of December 31, 2025, the unrecognized stock-based compensation associated with unvested RSUs was $13.7 million, which is expected to be recognized over a weighted-average period of 2.4 years.

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

As of December 31, 2025 and 2024, there were 1,880,211 shares and 1,631,076 shares of common stock available for issuance under the ESPP.

For the year ended December 31, 2025, participants in the ESPP purchased 260,244 shares for a total of $0.8 million. As of December 31, 2025, the Company has collected payroll withholdings of $0.1 million in the current offering period for the purchase of shares under the ESPP. For the years ended December 31, 2025 and 2024, the Company recorded stock-based compensation expense associated with the ESPP of $0.4 million and $0.6 million, respectively.

The fair value of shares to be issued under the ESPP was estimated using the Black-Scholes valuation model with the following assumptions for the years ended December 31, 2025 and 2024, respectively:

Years ended December 31,
	2025	2024
Expected term (in years)	0.49 - 0.50	0.49 - 0.50
Expected volatility	71.55% - 84.10%	72.80% - 197.51%
Risk-free interest rate	3.83% - 4.27%	4.47% - 5.40%
Dividend yield	–	–

Stock-Based Compensation

The following is a summary of stock-based compensation expense by function (in thousands):

	Years Ended December 31,
	2025	2024
Cost of goods sold	$338	$314
Research and development	1,980	2,157
Selling, general and administrative	10,736	14,606
Total stock-based compensation expense	$13,054	$17,077

Note 9. Net Loss per Share Attributable to Common Stockholders

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. As the Company reported a net loss for the years ended December 31, 2025 and 2024, basic net loss per share is the same as diluted net loss per share as the inclusion of potentially dilutive shares would have been antidilutive if included in the calculation.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Years Ended December 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(38,426)	$(51,507)
Denominator:
Weighted-average shares of common stock outstanding—basic and diluted	52,148,543	50,134,104
Net loss per share attributable to common stockholders—basic and diluted	$(0.74)	$(1.03)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	December 31,
	2025	2024
Options to purchase common stock	3,063,476	4,464,388
RSUs	4,048,888	4,341,818
Common stock warrants	161,783	161,783
Total	7,274,147	8,967,989

Note 10. Income Taxes

The components of the Company’s income tax provision for the years ended December 31, 2025 and 2024, consist of the following (in thousands):

Current

	December 31,
	2025	2024
Federal	$—	$—
Foreign	10	236
State	—	—
Provision for income taxes	$10	$236

The Company's components of income/(loss) before the provision for income taxes includes domestic loss of $38.9 million and $51.3 million for the years ended December 31, 2025 and 2024, respectively. Foreign income for the years ended December 31, 2025 and 2024 was $0.5 million and $0.1 million, respectively.

The Company adopted ASU No. 2023-09, Improvements to Income Tax Disclosure in fiscal year 2025 under the prospective method. Under this new standard, we disclose specific categories in the rate reconciliation and provide additional information for reconciling items of global pretax income.

The reconciliation of taxes at the federal statutory rate to our tax provision for income taxes are as follows for the year ended December 31, 2025 in accordance with the guidance in ASU No. 2023-09:

	Year Ended December 31,
	2025
	Amount	Percent
U.S. federal statutory tax rate	$(8,067)	21%
State and local income taxes, net of federal income tax effect	—	—
Foreign tax effects	10	—
Nontaxable or nondeductible items
Executive compensation	1,797	(4)%
Equity compensation	280	(1)%
Meals and entertainment	270	(1)%
Tax credits
Research and development tax credits	(74)	—
Change in valuation allowance	5,864	(15)%
Other adjustments	(70)	—
Effective tax rate	$10	—

The reconciliation of taxes at the federal statutory rate to our tax provision for income taxes for the year ended December 31, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09 is as follows:

Year Ended December 31,
2024
Tax at statutory federal rate	21%
State tax, net of federal benefit	5%
Research and development credit	3%
Compensation	(5)%
Change in valuation allowance	(22)%
Other	(2)%
Effective tax rate	—

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between carrying value of assets and liabilities for financial reporting purposes and the tax basis of these assets and liabilities as measured by income tax law. The income tax effect of temporary differences that give rise to deferred tax assets and (liabilities) consist of the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$82,865	$69,105
Deferred compensation	7,532	8,669
Research and development credits	3,571	3,361
Disallowed interest expense carryover	175	—
Fixed assets	148	168
Operating lease liability	122	263
Provision for bad debt	60	180
Capitalized research and development expenses	49	6,085
Other	81	79
Gross deferred tax assets	94,603	87,910
Less: Valuation allowance	(94,491)	(87,666)
Deferred tax assets, net of valuation allowance	112	244
Operating lease right-of-use assets	(112)	(244)
Deferred tax liabilities:	(112)	(244)
Net deferred tax assets	$—	$—

Internal Revenue Code (IRC) Section 382 limits the use of federal net operating losses and income tax credit carryforwards in certain situations where changes occur in stock ownership of a company. If the Company should have an ownership change of more than 50% of the value of the Company’s capital stock, utilization of the carryforwards could be restricted.

A valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. As of each reporting date, the Company's management considers all evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. As of December 31, 2025, a full valuation allowance for deferred tax assets was recorded as management believes it is not more likely than not that all of the deferred tax assets will be realized. At December 31, 2025 and 2024, the Company has a net operating loss carryforward for federal income tax purposes of approximately $323.3 million and $269.2 million, respectively. At December 31, 2025 and 2024, the Company has a net operating loss carryforward for state income tax purposes of approximately $266.9 million and $245.0 million, respectively. Of the Company's federal net operating loss carryovers, $14.8 million was generated before January 1, 2018 and is subject to a 20-year carryforward period. The remaining $308.5 million can be carried forward indefinitely but is subject to an 80% taxable income limitation. The pre-2018 federal and certain state net operating losses will begin to expire in 2031 and 2032, respectively, if not utilized.

As of December 31, 2025 and 2024, the Company has federal research and development income tax credit carryforwards of approximately $2.8 million and $2.8 million, respectively. As of December 31, 2025 and 2024, the Company has state research and development income tax credit carryforwards of approximately $2.4 million and $2.3 million, respectively. The Federal income tax credits begin to expire in 2033. The California research and development credits can be carried forward indefinitely. The total amount of uncertain tax positions ("UTP") on research and development tax credits is $1.2 million and $1.3 million as of December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024, the Company has business interest expense carryforwards of $0.8 million and $0.0 million, respectively. Business interest expense can be carried forward indefinitely.

The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

	December 31,
	2025	2024
Unrecognized tax benefits at the beginning of the year	$1,279	$903
Additions based on tax positions related to the current year	150	376
Reductions for tax positions of prior years	(120)	—
Unrecognized tax benefits at the end of the year	$1,309	$1,279

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. Due to the history of net operating losses, the Company’s federal and state tax returns remain open to examination by the tax authorities.

Note 11. Segment Information

The Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), manages the business through two operating segments, consistent with how the Company’s Chief Executive Officer: (i) assesses operating performance on a regular basis, (ii) makes resource allocation decisions, and (iii) designates responsibilities of his direct reports. The Company’s operating segments, which were renamed in 2025, and which also qualify as reportable segments include: (i) Interventional Glaucoma (formerly “Surgical Glaucoma”) and (ii) Interventional Dry Eye (formerly “Dry Eye”). The change in names of the operating segments has no impact on how the CODM manages the business. These segments are generally determined based on the decision-making structure and the grouping of similar products and services.

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

The following table summarizes select operating results information for each reportable segment (dollars in thousands):

	Years Ended December 31,
	2025	2024
Revenue
Interventional Glaucoma	$75,724	$75,902
Interventional Dry Eye	1,639	3,964
Total	77,363	79,866
Cost of goods sold
Interventional Glaucoma	10,030	9,448
Interventional Dry Eye	667	2,133
Total	10,697	11,581
Gross profit
Interventional Glaucoma	65,694	66,454
Interventional Dry Eye	972	1,831
Total	66,666	68,285
Operating expense	(103,765)	(118,817)
Investment income	3,973	5,917
Interest expense	(5,142)	(4,662)
Loss on debt extinguishment	—	(1,962)
Other expense, net	(148)	(32)
Loss before income tax	$(38,416)	$(51,271)

Note 12. Subsequent Events

U.S. Tariff Update

On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on the Company's business. The Company continues to monitor and evaluate these developments and assess their potential impact on the Company’s business, financial condition, and results of operations.

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

Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rule 13a-15(d) of the Exchange Act during the fiscal year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended December 31, 2025, none of our directors or officers adopted, terminated, or modified a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics (our “Code of Business Conduct and Ethics”), which applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Code of Business Conduct and Ethics is available on our website at www.sightsciences.com in the “Corporate Governance” section of the “Investors” page. In addition, we intend to post on our website all disclosures that are required by law concerning any amendments to, or waivers from, any provisions of our Code of Business Conduct and Ethics. The inclusion of our website address in this Annual Report on Form 10-K does not include or incorporate by reference the information on the website into this Annual Report on Form 10-K.

The remaining information required by this item will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), expected to be filed with the SEC no later than 120 days after December 31, 2025 and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

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

(c)
Not applicable

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation of Sight Sciences, Inc.	8-K	001-40587	3.1	07/19/2021
3.2	Amended and Restated Bylaws of Sight Sciences, Inc.	8-K	001-40587	3.2	07/19/2021
4.1	Third Amended and Restated Investors' Rights Agreement, dated November 23, 2020, as amended	S-1/A	333-257320	4.1	07/08/2021
4.2	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-257320	4.2	07/08/2021
4.3	Description of Capital Stock	10-K	001-40587	4.3	3/13/2024
4.4	Form of Warrant	8-K	001-40587	4.1	1/23/2024
10.1#	Sight Sciences, Inc. 2011 Stock Incentive Plan, as amended, and U.K. sub-plan and forms of agreements thereunder	S-1	333-257320	10.1	6/23/2021
10.2#	Sight Sciences, Inc. 2021 Incentive Award Plan and forms of option agreements thereunder	S-1/A	333-257320	10.2	07/08/2021
10.3#	Sight Sciences, Inc. 2021 Incentive Award Plan Sub-Plan for UK Employees and forms of Agreements thereunder	10-Q	001-40587	10.1	05/10/2022
10.4#	Sight Sciences, Inc. Non-Employee Director Compensation Program	10-K	001-40587	10.4	3/7/2025
10.5#	Sight Sciences, Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-257320	10.4	07/08/2021
10.6#	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-257320	10.5	07/08/2021
10.7#	Employment Agreement between Sight Sciences, Inc. and Paul Badawi, dated July 7, 2021	S-1/A	333-257320	10.11	07/08/2021
10.8#	Employment Agreement between Sight Sciences, Inc. and David Badawi, M.D., dated July 7, 2021	S-1/A	333-257320	10.14	07/08/2021
10.9#	Employment Agreement between Sight Sciences, Inc. and Jeremy Hayden, dated July 7, 2021	10-K	001-40587	10.10	3/16/2023
10.10#	Amended and Restated Employment Agreement between Sight Sciences, Inc. and Alison Bauerlein, dated November 5, 2025					*
10.11#	Employment Agreement between Sight Sciences, Inc. and Brenton Taylor, effective as of November 4, 2024	10-K	001-40587	10.12	3/7/2025
10.12#	Employment Agreement between Sight Sciences, Inc. and James Rodberg, effective as of November 5, 2025					*
10.13	Multi-Tenant Space Lease between Sight Sciences and Deerfield Campbell, LLC, dated February 5, 2021.	S-1	333-257320	10.7	06/23/2021
10.14	First Amendment to Multi-Tenant Space Lease between Sight Sciences and Deerfield Campbell, LLC, dated December 15, 2023	10-K	001-40587	10.14	3/13/2024
10.15	Second Amendment to Multi-Tenant Space Lease between Sight Sciences and Deerfield Campbell, LLC, dated January 29, 2026					*
10.16	Supply Agreement between Sight Sciences, Inc. and Peter's Technology (Suzhou CO., LTD., dated January 14, 2021	S-1	333-257320	10.10	06/23/2021
10.17+	Amendment #1 to Supply Agreement between Sight Sciences, Inc. and Peter's Technology (Suzhou) CO. LTD., dated January 28, 2022	10-K	001-40587	10.15	03/24/2022

10.18+	Amendment #2 to Supply Agreement between Sight Sciences, Inc. and Peter's Technology (Suzhou) CO. LTD., dated July 19, 2022	10-Q	001-40587	10.1	11/10/2022
10.19+	Loan and Security Agreement, by and among Sight Sciences, Inc., and certain affiliates of Hercules Capital Inc., and Hercules Capital Inc., dated January 22, 2024	8-K	001-40587	10.1	1/23/2024
10.20	Second Amendment to Loan and Security Agreement, by and among Sight Sciences, Inc., certain affiliates of Hercules Capital, Inc., and Hercules Capital, Inc. dated June 17, 2025					*
10.21	Third Amendment to Loan and Security Agreement, by and among Sight Sciences, Inc., certain affiliates of Hercules Capital, Inc., and Hercules Capital, Inc., dated September 30, 2025	10-Q	001-40587	10.1	11/06/2025
19.1	Sight Sciences, Inc. Insider Trading Compliance Policy					*
21.1	Subsidiaries of Sight Sciences, Inc.	10-K	001-40587	21.1	3/13/2024
23.1	Consent of Deloitte & Touche LLP					*
24.1	Power of Attorney					*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act					*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act					*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 , as adopted pursuant to Section 906 of the Sarbanes-Oxley Act					**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 , as adopted pursuant to Section 906 of the Sarbanes-Oxley Act					**
97.1	Sight Sciences, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	001-40587	97.1	03/13/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

SIGHT SCIENCES, INC.

Date: March 4, 2026	By:	/s/ James Rodberg
James Rodberg
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Paul Badawi	President, Chief Executive Officer and Director	March 4, 2026
Paul Badawi	(Principal Executive Officer)

/s/ James Rodberg	Chief Financial Officer (Principal Financial	March 4, 2026
James Rodberg	and Accounting Officer)

/s/ Staffan Encrantz	Chairperson of the Board of Directors	March 4, 2026
Staffan Encrantz

/s/ David Badawi	Chief Technology Officer and Director	March 4, 2026
David Badawi, M.D.

/s/ Tamara Fountain	Director	March 4, 2026
Tamara Fountain, M.D.

/s/ Gerhard Burbach	Director	March 4, 2026
Gerhard Burbach

/s/ Catherine Mazzacco	Director	March 4, 2026
Catherine Mazzacco

/s/ Donald Zurbay	Director	March 4, 2026
Donald Zurbay