Form 10-Q
period 2026-03-31
Sight Sciences, Inc.
filed 2026-05-06
CIK 1531177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of the close of business on April 30, 2026, the registrant had 54,409,942 shares of Common Stock, par value $0.001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Sight Sciences,” “we,” “us” and “our” refer to Sight Sciences, Inc.

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (this "Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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

Actual events or results may differ from those expressed in or implied by forward-looking statements. As such, you should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, prospects, strategy, and financial needs. The outcomes of the events described in these forward-looking statements are subject to risks, uncertainties, assumptions, and other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 4, 2026 (our "Annual Report") and elsewhere in this Quarterly Report. Moreover, we operate in a highly competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SIGHT SCIENCES, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$84,962	$91,965
Accounts receivable, net of allowance for credit losses of $139 and $234 at March 31, 2026 and December 31, 2025, respectively	10,595	9,745
Inventory, net	7,007	7,767
Prepaid expenses and other current assets	3,948	3,257
Total current assets	106,512	112,734
Property and equipment, net	1,618	1,610
Operating lease right-of-use assets	1,202	438
Other noncurrent assets	370	518
Total assets	$109,702	$115,300
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,486	$1,343
Accrued compensation	3,691	6,074
Accrued and other current liabilities	9,189	3,610
Short-term debt, net	3,797	—
Total current liabilities	18,163	11,027
Long-term debt, net	36,736	40,300
Other noncurrent liabilities	900	31
Total liabilities	55,799	51,358
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 54,033,998 and 53,493,711 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	54	54
Additional paid-in-capital	451,552	448,611
Accumulated deficit	(397,703)	(384,723)
Total stockholders’ equity	53,903	63,942
Total liabilities and stockholders’ equity	$109,702	$115,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue	$19,698	$17,508
Cost of goods sold	2,720	2,414
Gross profit	16,978	15,094
Operating expenses:
Research and development	2,546	4,430
Selling, general and administrative	26,845	24,523
Total operating expenses	29,391	28,953
Loss from operations	(12,413)	(13,859)
Investment income	741	1,148
Interest expense	(1,268)	(1,263)
Other expense, net	(29)	(139)
Loss before income taxes	(12,969)	(14,113)
Provision for income taxes	11	41
Net loss and comprehensive loss	$(12,980)	$(14,154)
Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(0.28)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	53,943,085	51,290,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	53,493,711	$54	$448,611	$(384,723)	$63,942
Issuance of common stock upon exercise of stock options	69,218	—	99	—	99
Issuance of common stock upon vesting of restricted stock units	472,619	—	—	—	—
Withholding taxes on net share settlement of restricted stock units	(1,550)	—	(11)	—	(11)
Stock-based compensation expense	—	—	2,853	—	2,853
Net loss	—	—	—	(12,980)	(12,980)
Balance at March 31, 2026	54,033,998	54	451,552	(397,703)	53,903

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	50,937,999	$51	$433,769	$(346,297)	$87,523
Issuance of common stock upon exercise of stock options	35,168	—	63	—	63
Issuance of common stock upon vesting of restricted stock units	416,837	—	—	—	—
Withholding taxes on net share settlement of restricted stock units	(13,253)	—	(47)	—	(47)
Stock-based compensation expense	—	—	4,243	—	4,243
Net loss	—	—	—	(14,154)	(14,154)
Balance at March 31, 2025	51,376,751	51	438,028	(360,451)	77,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(12,980)	$(14,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103	149
Accretion of debt discount and debt issuance costs	233	228
Stock-based compensation expense	2,853	4,243
Allowance (benefit) for credit losses	(127)	35
Provision (benefit) for excess and obsolete inventories	(28)	(21)
Noncash operating lease expense	116	119
Changes in operating assets and liabilities:
Accounts receivable	(722)	1,327
Inventory	788	541
Prepaid expenses and other current assets	(690)	(604)
Other noncurrent assets	102	32
Accounts payable	143	1,073
Accrued compensation	(2,383)	(4,554)
Accrued and other current liabilities	5,563	(19)
Net cash used in operating activities	(7,029)	(11,605)
Cash flows from investing activities
Purchases of property and equipment	(60)	—
Net cash used in investing activities	(60)	—
Cash flows from financing activities
Taxes paid on net share settlement of restricted stock units	(11)	(47)
Proceeds from exercise of common stock options	99	63
Net cash provided by financing activities	88	16
Net change in cash, cash equivalents, and restricted cash	(7,001)	(11,589)
Cash, cash equivalents, and restricted cash at beginning of period	92,230	120,357
Cash, cash equivalents, and restricted cash at end of period	$85,229	$108,768
Restricted cash	267	—
Cash and cash equivalents at end of period	$84,962	$108,768

Supplemental disclosure of cash flow information
Cash paid for interest	$1,035	$1,035
Operating lease expense	$145	$146
Cash paid for operating leases	$158	$154
Supplemental noncash disclosure of investing and financing activities
New operating lease assets obtained in exchange for operating lease liabilities	$881	$—
Acquisition of property and equipment included in accounts payable and accrued liabilities	$6	$178

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

The Company's product portfolio aligns with its two reportable operating segments: Interventional Glaucoma and Interventional Dry Eye. The products for the Interventional Glaucoma segment consist of the OMNI® Surgical System family of products ("OMNI") and the SION® Surgical Instrument ("SION"). The Company’s commercial OMNI offerings, consisting of the Ergo Series of the OMNI Surgical System ("OMNI Ergo") and the OMNI EDGE Surgical System ("OMNI EDGE"), are implant-free, minimally invasive glaucoma surgery technologies. OMNI Ergo and OMNI EDGE are indicated in the United States to reduce intraocular pressure in adult patients with primary open-angle glaucoma. The OMNI Ergo is CE Marked for the catheterization and transluminal viscodilation of Schlemm’s canal and cutting of the trabecular meshwork to reduce intraocular pressure in adult patients with open-angle glaucoma. SION is a bladeless, manually operated device used in ophthalmic surgical procedures to excise trabecular meshwork. The product portfolio for the Interventional Dry Eye segment consists of the TearCare® System ("TearCare") for ophthalmologists and optometrists. TearCare is a proprietary, interventional, dry eye device designed to melt and facilitate the comprehensive removal of meibomian gland obstructions and restore gland functionality and healthy oil production for adult patients with evaporative dry eye disease due to meibomian gland dysfunction when used in conjunction with manual expression of the meibomian glands, enabling clearance of gland obstructions by physicians to address the leading cause of dry eye disease. The latest iteration of our family of TearCare Products, the pre-commercial TearCare MGX™ System, is indicated to improve meibomian gland function in adult patients with evaporative dry eye disease due to meibomian gland dysfunction, when used in conjunction with manual expression of the meibomian glands.

Liquidity Considerations

Since inception, the Company has incurred losses and negative cash flows from operations. As of March 31, 2026, the Company had an accumulated deficit of $397.7 million and recorded a net loss of $13.0 million for the three months then ended and expects to incur additional losses in the future.

The Company believes its cash and cash equivalents balance, and other existing sources of liquidity will satisfy its working capital and capital resource requirements for at least 12 months from the date of issuance of its unaudited condensed consolidated financial statements. Any failure to generate increased revenue, achieve improved gross profit, or control operating costs could require the Company to raise additional capital through equity or debt financing. Such additional financing may not be available on acceptable terms, or at all. If the Company is unable to improve its financial performance, or to secure additional funding when desired, it may need to delay the development of its products, reduce research and development activities, modify or abandon planned future expenditures, refinance its secured indebtedness on disadvantageous terms, or reduce operating costs. Any of these actions could harm the Company’s business, requiring it to change its business strategy, scale back its operations, or limit its ability to achieve its strategic objectives.

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

The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's financial information contained herein. The condensed consolidated balance sheet as of December 31, 2025 is derived from the Company's consolidated audited financial statements as of that date. These interim condensed consolidated financial statements do not include all disclosures required by US GAAP and should be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes thereto for the fiscal year ended December 31, 2025, which are contained in the Annual Report. The Company's results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period.

Presentation Classification

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expense during the reporting period. The most significant estimates relate to the allowance for credit losses, inventory excess and obsolescence, the selection of useful lives of property and equipment, and provisions for income taxes and contingencies. Management evaluates its estimates and assumptions on an ongoing basis using historical experience, an assessment of current and anticipated future macroeconomic conditions, authoritative accounting guidance, and other factors management believes to be reasonable, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the financial statements. To the extent there are differences between these estimates and actual results it could result in a material effect on the Company’s financial condition, results of operations and liquidity.

Stock-Based Compensation

The Company's equity incentive plan permits the grant of stock-based awards, such as stock options and restricted stock units ("RSUs"), to employees, directors and consultants, including RSUs under which vesting is dependent upon the achievement of certain performance criteria (“Performance-Based RSUs”). Our Performance-Based RSU awards have a three-year vesting period, and shares are issued at the end of the vesting periods based on the achievement of performance targets. The Company measures and records the expense related to stock-based payment awards based on the fair value of those awards as determined on the date of grant.

New Accounting Pronouncements

Accounting Standards Recently Adopted

As of March 31, 2026, there were no ASUs recently adopted by the Company.

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

As of March 31, 2026, there are no additional ASUs issued and not yet adopted that are expected to have a material impact on the Company's financial statements and related disclosures.

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

The following tables set forth by level within the fair value hierarchy our assets and liabilities that are measured on a recurring basis and reported at fair value as of March 31, 2026 and December 31, 2025 (in thousands).

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents:
Money market funds	$2,912	$—	$—	$2,912
U.S. Treasury debt securities	$76,696	$—	$—	$76,696
Debt:
Term Loans	$—	$40,533	$—	$40,533
Other noncurrent liabilities:
Common stock warrants	$—	$—	$30	$30

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents:
Money market funds	$1,239	$—	$—	$1,239
U.S. Treasury debt securities	$82,668	$—	$—	$82,668
Debt:
Term Loans	$—	$40,300	$—	$40,300
Other noncurrent liabilities:
Common stock warrants	$—	$—	$30	$30

The Company's investments in U.S. treasury securities are classified as held-to-maturity and all have been purchased with original maturities of 90 days or less. Held-to-maturity debt securities are recorded at amortized cost in the financial statements. The following tables set forth the unrealized gains on held-to-maturity U.S. treasury securities as of March 31, 2026 and December 31, 2025 (in thousands).

	March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$76,698	$2	$(4)	$76,696

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$82,646	$22	$—	$82,668

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of March 31, 2026 and December 31, 2025, total debt of $40.5 million and $40.3 million is reported at amortized cost, respectively. This outstanding debt is classified as Level 2 as it is not actively traded. The amortized cost of the outstanding debt approximates the fair value.

The Company measures the fair value of the unissued common stock warrants that may be issued pursuant to the Hercules Loan Agreement (as defined in Note 5, Debt) using the Black-Scholes option pricing method. See Note 5, Debt, and Note 7, Stockholders' Equity, for additional information regarding the common stock warrants.

The financial statements as of March 31, 2026 and December 31, 2025 do not include any assets or liabilities that are measured at fair value on a nonrecurring basis.

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Tools and equipment	$2,208	$2,215
Computer equipment and software	37	37
Furniture and fixtures	457	461
Leasehold improvements	38	38
Construction in process	1,326	1,260
	4,066	4,011
Less: Accumulated depreciation	(2,448)	(2,401)
Property and equipment, net	$1,618	$1,610

Depreciation expense was $0.1 million for both the three months ended March 31, 2026 and 2025.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Accrued expenses	$2,353	$2,140
Accrued litigation success fee	5,393	—
Current portion of lease liabilities	358	475
Short-term interest payable	357	357
Other accrued liabilities	728	638
Total accrued and other current liabilities	$9,189	$3,610

Accrued litigation success fee includes amount payable to our external counsel associated with the final judgment in the Alcon litigation. This payment was made during the second quarter of 2026. Refer to Note 6. Commitments and Contingencies for more information.

Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Noncurrent portion of lease liabilities	$870	$—
Other noncurrent liabilities	30	31
Total other noncurrent liabilities	$900	$31

Note 5. Debt

Hercules Capital Loan Agreement

In January 2024, the Company entered into a Loan and Security Agreement (the "Hercules Loan Agreement") with Hercules Capital, Inc ("Hercules") and certain of its affiliates (collectively with Hercules, the "Lenders"), which provides for a maximum $65.0 million credit facility. As of March 31, 2026 the aggregate principal amount of borrowings under the Hercules Loan Agreement was $40.0 million.

The Hercules Loan Agreement originally provided for a maturity date of July 1, 2028, with an interest-only period running for the first 30 months of the agreement term. In September 2025, the Company and Hercules entered into a third amendment (the “Amendment”) to the Hercules Loan Agreement, pursuant to which the expiration of the interest-only period under the agreement was extended by an additional six-months, from August 1, 2026 to February 1, 2027. The Amendment also amended the Hercules Loan Agreement to reallocate an undrawn and unavailable $10.0 million tranche by increasing the amount available to draw through the interest only period from $15.0 million to $25.0 million in minimum increments of $5.0 million, subject to the sole approval of Hercules’ investment committee, maintaining the maximum $65.0 million credit facility.

Loans made to the Company under the Hercules Loan Agreement (collectively, the "Term Loans") accrue interest at a floating annual rate equal to the greater of 10.35% or the Wall Street Journal prime rate plus 2.35%, with the interest rate equal to 10.35% at March 31, 2026. The final payment fee is set at 5.95% of the funded balance, which is recognized as a debt discount and is being accreted into the amortization of debt issuance costs using the effective interest rate method over the term of the loan.

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

The obligations under the Hercules Loan Agreement are guaranteed by the Company and its future subsidiaries, subject to exceptions for certain foreign subsidiaries. The obligations under the agreement are secured by substantially all of the Company's assets, including its material intellectual property. Additionally, the Company is subject to customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. The Company is also subject to certain minimum cash and revenue covenants under the Hercules Loan Agreement. The Company was in compliance with all covenants as of March 31, 2026.

Maturities Schedule

Long-term and short-term debt as of March 31, 2026 and December 31, 2025, respectively, was as follows (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Term Loans	$40,000	$40,000
Total principal payments due	40,000	40,000
Unamortized discount and debt issuance costs	533	300
Total amounts outstanding	40,533	40,300
Less: current portion	(3,797)	—
Long-term debt, net	$36,736	$40,300

The repayment schedule relating to the Term Loans as of March 31, 2026, is as follows (in thousands):

Amount
2026 (remainder)	$—
2027	23,675
2028	21,085
Total principal payments	$44,760
Final fee due at maturity	(2,380)
Total repayments	$42,380

Note 6. Commitments and Contingencies

Legal Proceedings

On September 16, 2021, the Company filed suit in the U.S. District Court for the District of Delaware (C.A. No. 1:21-cv-01317) (the “Court”) alleging that Ivantis, Inc. (“Ivantis”) directly and indirectly infringes the Company’s U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 by making, using, selling, and offering for sale the Hydrus® Microstent. The Company’s complaint seeks money damages and injunctive relief. On January 24, 2022, Ivantis asserted counterclaims requesting declaratory judgments that the Company's asserted patents-in-suit are not infringed and/or invalid. On August 1, 2022, the Company filed an amended complaint alleging that Alcon Inc., Alcon Vision, LLC and Alcon Research, LLC (collectively, “Alcon”) infringe the four originally asserted patents by making, using, selling, and offering for sale the Hydrus® Microstent, and that all defendants also infringe U.S. Patent No. 11,389,328. The defendants asserted counterclaims requesting declaratory judgments that the Company’s asserted patents-in-suit are not infringed and/or are invalid. In September 2022, Ivantis and Alcon filed petitions with the U.S. Patent and Trademark Office (“USPTO”) seeking inter partes review of U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 (IPR2022-01529, IPR2022-01530,

IPR2022-01533, IPR2022-01540), each of which the USPTO denied for raising prior art references and invalidity arguments that were cumulative of those previously considered by the USPTO. On April 26, 2024, at the conclusion of a five-day jury trial, the Company was awarded a positive jury trial verdict of $34 million, comprised of $5.5 million in lost profits damages and $28.5 million in royalty damages for commercial sales of the Hydrus® Microstent for the period between its commercial launch through trial. The patents at issue were U.S. Patent Nos. 8,287,482, 9,370,443, and 11,389,328. In December 2024, the Court heard oral arguments on the parties’ post-trial briefings at the conclusion of which, the Court ordered the parties to engage in non-binding mediation. In March 2025, the Company and Alcon informed the Court that the dispute had not been resolved through mediation and asked the Court to rule on the parties’ post-trial motions and enter a judgment. On April 22, 2026, the Court entered its final judgment on the parties’ post-trial motions. The final judgment upheld the trial jury’s findings that the patent claims asserted by the Company at trial were valid and were willfully infringed by Alcon and awarded the Company: (i) total monetary damages of $55.4 million, and (ii) an ongoing royalty of 10% of Hydrus revenue through the date of expiration of the last of the patents. The final judgment is subject to appeal.

In June 2025, Alcon filed petitions with the USPTO for ex parte reexaminations challenging the validity of each of the three patents asserted by the Company at trial, based on prior art patents and publications. The USPTO granted Alcon’s requests to initiate the reexaminations. On May 5, 2026, the USPTO issued a Notice of Intent to Issue ex parte Reexamination Certificate for U.S. Patent No. 9,370,443 (“the ‘443 patent”), which confirms the patentability of the patent claims at issue in the ‘443 patent, including claims 8, 24, and 58, which were found infringed by Alcon by a jury in the federal court for the U.S. District Court for the District of Delaware. The Reexamination Certificate is expected to publish in the next few months and cannot be appealed by Alcon. Ex parte reexamination proceedings regarding the other two patents that were found infringed by the jury remain pending in the USPTO.

It is possible that the April 2024 jury verdict in the Company’s favor, including its ability to collect past damages and ongoing royalties, may be materially and adversely impacted if either or both of the two remaining reexamination proceedings result in final, non-appealable judgments of invalidity of the asserted claims of the patents-in-suit before a final, non-appealable judgment is entered by the Court in the patent infringement litigation or if the asserted claims are amended during the reexamination proceedings. For example, entry of such judgments of invalidity by the USPTO could include vacating the jury verdict and a finding of invalidity by the court of either or both of these patents-in-suit. The Company is presently unable to predict the outcome of the lawsuit or the remaining two ex parte reexamination proceedings or to reasonably estimate the potential financial impact of the lawsuit or ex parte reexamination proceedings. The entry of the final judgment triggered the Company’s obligation to pay a $5.4 million success fee to its litigation counsel, which was accrued in the first quarter of 2026 and paid in the second quarter of 2026.

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

Except as described above, as of March 31, 2026 the Company was not a party to any legal proceedings, regulatory matters, or other disputes or claims which, if determined adversely, it believes would, individually or taken together, have a material adverse effect on the Company’s business, financial condition, operating results, liquidity, or future prospects.

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director or officer may be subject to any proceeding arising out of acts or omissions of such director or officer in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. This insurance allows the transfer of risk associated with the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of March 31, 2026 and December 31, 2025.

Note 7. Stockholders' Equity

Common Stock

The Company’s certificate of incorporation provides for 200,000,000 authorized shares of common stock, par value $0.001 per share, and 10,000,000 authorized shares of preferred stock, par value $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds are legally available, when and if declared by the board of directors. As of March 31, 2026, no dividends have been declared. Each share of common stock is entitled to one vote.

At March 31, 2026 and December 31, 2025, the Company had reserved common stock for future issuances as follows:

	March 31,	December 31,
	2026	2025
Common stock available for future grants	8,440,065	7,876,575
Common stock options issued and outstanding	2,944,665	3,063,476
Restricted stock units outstanding	5,512,564	4,048,888
Shares available for future purchase under employee stock purchase plan	2,415,148	1,880,211
Common stock reserved for issuance upon exercise of outstanding warrants	161,783	161,783
Total	19,474,225	17,030,933

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

The unissued warrants do not meet the requirements for classification as equity and are recorded as other noncurrent liabilities in the consolidated financial statements. As of both March 31, 2026 and December 31, 2025, the fair value of the unissued warrants recorded was less than $0.1 million.

Note 8. Equity Incentive Plans

2011 Stock Option Plan and 2021 Incentive Award Plan

In 2011, the Company approved the 2011 Stock Option Plan (the “2011 Plan”) that provided for the grant of stock options to employees and nonemployees of the Company.

In July 2021, the board of directors and stockholders adopted and approved the 2021 Incentive Award Plan, (the “2021 Plan”). Under the 2021 Plan, the Company has the ability to issue incentive stock options ("ISOs"), nonqualified stock options ("NSOs"), stock appreciation rights, dividend equivalent rights, restricted stock awards, and restricted stock units ("RSUs"), including performance-based and time-based RSUs.

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

RSUs are share awards that entitle the holder to receive shares of common stock upon vesting and settlement of the awards. Time-based RSUs granted to employees generally vest over a four-year period with straight-line vesting in equal amounts, either in annual or quarterly installments. Time-based RSUs granted to newly hired non-executive employees generally vest over a four-year period, with 25% of the shares vesting on the first anniversary of the grant date and the remaining shares vesting in 12 equal quarterly installments thereafter. Time-based RSUs granted to newly hired executive employees generally vest over a four-year period, with shares vesting in four (4) equal annual installments. Time-based RSUs granted to executive and non-executive employees as merit awards generally vest in 16 equal quarterly installments following the grant date.

Performance-based RSUs may be granted to executives, the vesting of which is based on achievement of performance targets, defined in each executive’s grant agreement. These awards generally vest over a three-year period in equal, consecutive installments commencing upon, and subject to and contingent upon the achievement of the performance targets. Up to 200% of the target number of shares subject to each performance-based RSU are eligible to be earned.

The Company initially reserved 5,200,000 shares of common stock for future issuance under the 2021 Plan. This initial reserve is subject to annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031. These annual increases are equal to the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company's board of directors (the "Board"), subject to certain limitations. Pursuant to the evergreen provision, the initial share reserve was increased by 2,674,685 and 2,546,899 shares on January 1, 2026 and 2025, respectively.

As of March 31, 2026 and December 31, 2025, there were 8,440,065 shares and 7,876,575 shares, respectively, of common stock available for issuance under the 2021 Plan.

The 2011 Plan was superseded by the 2021 Plan at the time of the initial public offering of the Company's common stock, which closed on July 15, 2021, and no further grants have been made under the 2011 Plan from the date the 2021 Plan became effective.

Stock Option Awards

The following table summarizes stock option activity under the 2021 Plan during the periods presented:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2025	3,063,476	$10.88	5.5	$3,114
Granted	—	—
Forfeited/cancelled	(49,593)	11.96
Exercised/released	(69,218)	1.43
Balances as of March 31, 2026	2,944,665	$11.09	5.5	$954
Vested and exercisable as of March 31, 2026	2,800,585	$11.23	5.4	$908

During the three months ended March 31, 2026 and 2025, the Company recorded stock-based compensation expense of $0.2 million and $1.6 million related to stock option awards, respectively. The Company did not grant any stock option awards during the three months ended March 31, 2026 or March 31, 2025.

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2026 was $0.3 million. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock options and the estimated fair value of the common stock on the date of exercise. As of March 31, 2026, the unrecognized stock-based compensation expense relating to unvested stock options was $0.6 million, which is expected to be recognized over a weighted-average period of approximately 0.7 years.

Restricted Stock Units

The following table summarizes RSU activity under the 2021 Plan during the periods presented:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding, December 31, 2025	4,048,888	$4.4
Granted	1,953,870	6.4
Forfeited/cancelled	(19,125)	4.1
Vested	(471,069)	9.6
Outstanding, March 31, 2026	5,512,564	$4.9

During the three months ended March 31, 2026, the Company granted performance-based RSUs to certain employees, the vesting of which is dependent upon the achievement of a revenue performance target. These awards, if earned, shall vest in equal, consecutive installments over three years, with the first installment vesting upon the date of determination of the level of achievement of the performance target and accompanying number of RSUs. The number of shares included as “Granted” in the above table includes 226,043 shares. This represents achievement at 100% of the performance target, which the Company believes is probable as of March 31, 2026.

During the three months ended March 31, 2026 and 2025, the Company recorded stock-based compensation expense of $2.5 million and $2.5 million related to the RSUs, respectively, including $0.1 million and $0.0 million related to the performance-based RSUs, respectively. As of March 31, 2026, the unrecognized stock-based compensation expense relating to RSUs was $23.7 million, of which $1.4 million is related to performance-based RSUs. This expense is expected to be recognized over a weighted-average period of approximately 3.3 years.

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

The Company initially reserved 850,000 shares of common stock for future issuance under the ESPP. This initial reserve is subject to annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031. These annual increases shall be equal to the lesser of (i) 1% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Board, subject to certain limitations. Pursuant to the evergreen provision, the initial share reserve was increased by 534,937 and 509,379 shares on January 1, 2026 and 2025, respectively.

As of March 31, 2026 and December 31, 2025, there were 2,415,148 and 1,880,211 shares of common stock available for issuance under the ESPP, respectively.

During the three months ended, March 31, 2026 and 2025, there were no shares purchased under the ESPP. As of March 31, 2026, the Company has collected payroll withholdings of $0.4 million in the current offering period for the purchase of shares under the ESPP. The Company recorded stock-based compensation expense of $0.1 million related to the ESPP for the three months ended March 31, 2026 and 2025.

The grant date fair value of shares issuable under the ESPP was calculated using the Black-Scholes valuation model using the following assumptions:

	Three Months Ended March 31,
	2026	2025
Expected term (in years)	0.49	0.49
Expected volatility	84.10%	72.80%
Risk-free interest rate	3.83%	4.47%
Dividend yield	–	–

Stock-Based Compensation

The following is a summary of stock-based compensation expense by function (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of goods sold	$121	$115
Research and development	276	785
Selling, general and administrative	2,456	3,343
Total stock-based compensation expense	$2,853	$4,243

Note 9. Net Loss per Share Attributable to Common Stockholders

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. As the Company reported a net loss for the three months ended March 31, 2026 and 2025, basic net loss per share is the same as diluted net loss per share as the inclusion of potentially dilutive shares would have been antidilutive if included in the calculation.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders	$(12,980)	$(14,154)
Denominator:
Weighted-average shares of common stock outstanding—basic and diluted	53,943,085	51,290,665
Net loss per share attributable to common stockholders—basic and diluted	$(0.24)	$(0.28)

The following potentially dilutive issued and outstanding securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive as a result of the net loss position:

	March 31,
	2026	2025
Stock option awards	2,944,665	4,228,597
Restricted stock units	5,512,564	6,130,658
Common stock warrants	161,783	161,781
Total	8,619,012	10,521,036

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

The following table summarizes select operating results information for each reportable segment (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue
Interventional Glaucoma	$18,344	$17,114
Interventional Dry Eye	1,354	394
Total	19,698	17,508
Cost of goods sold
Interventional Glaucoma	2,342	2,298
Interventional Dry Eye	378	116
Total	2,720	2,414
Gross profit
Interventional Glaucoma	16,002	14,816
Interventional Dry Eye	976	278
Total	16,978	15,094
Operating expense	(29,391)	(28,953)
Investment income	741	1,148
Interest expense	(1,268)	(1,263)
Other expense, net	(29)	(139)
Loss before income taxes	$(12,969)	$(14,113)

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

EXECUTIVE OVERVIEW

Our Strategy

Sight Sciences’ mission is to develop transformative, interventional technologies that allow eyecare providers to procedurally elevate the standards of care – empowering people to keep seeing. We are passionate about improving patients’ lives by helping them preserve their sight. Our objective is to develop and market products for use in new treatment paradigms and to create an interventional mindset in eyecare whereby our products may be used in procedures which supplant conventional outdated approaches. Our business philosophy is grounded in the following principles

•
comprehensively understanding disease physiology;
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

We do not have, and do not currently intend to develop, any internal manufacturing capabilities or infrastructure, and rely on a limited number of third-party manufacturers, many of which are single source suppliers, for the components, accessories and materials that are utilized in the assembly of our products. We believe the manufacturing capacity provided by our current suppliers will be adequate to meet our current and anticipated manufacturing needs across all of our product lines. However, as part of our long-term manufacturing strategy, we are actively expanding third party manufacturing capacity and options for our products, which we expect to be available to us starting in the second quarter of 2026 for certain products. We plan to continue to utilize third party contract manufacturers for our products and any related components.

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

Comparison of the Three Months Ended March 31, 2026 and 2025 (dollars in thousands)

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(unaudited)
Revenue
Interventional Glaucoma	$18,344	$17,114	$1,230	7.2%
Percentage of total revenue	93.1%	97.7%
Interventional Dry Eye	1,354	394	960	243.7
Percentage of total revenue	6.9%	2.3%
Total	19,698	17,508	2,190	12.5
Cost of goods sold
Interventional Glaucoma	2,342	2,298	44	1.9
Interventional Dry Eye	378	116	262	225.9
Total	2,720	2,414	306	12.7
Gross profit
Interventional Glaucoma	16,002	14,816	1,186	8.0
Interventional Dry Eye	976	278	698	251.1
Total	16,978	15,094	1,884	12.5
Gross margin
Interventional Glaucoma	87.2%	86.6%
Interventional Dry Eye	72.1%	70.6%
Total	86.2%	86.2%
Operating expenses
Research and development	2,546	4,430	(1,884)	(42.5)
Selling, general and administrative	26,845	24,523	2,322	9.5
Total operating expenses	29,391	28,953	438	1.5
Loss from operations	(12,413)	(13,859)	1,446	10.4
Investment income	741	1,148	(407)	(35.5)
Interest expense	(1,268)	(1,263)	(5)	(0.4)
Other expense, net	(29)	(139)	110	79.1

Loss before income taxes	(12,969)	(14,113)	1,144	8.1
Provision for income taxes	11	41	(30)	(73.2)
Net loss and comprehensive loss	$(12,980)	$(14,154)	$1,174	8.3%

Revenue. We currently derive the majority of our U.S. revenue from the sale of our OMNI and SION products to ASCs and HOPDs and from the sale of our TearCare products to ECPs. To date, the revenue from our Interventional Glaucoma segment has accounted for the vast majority of our total revenue, substantially all of which was generated from sales within the U.S. Our Interventional Glaucoma customers place orders based on their expected procedure volume. Our TearCare customers typically purchase a TearCare System which consists of one or more TearCare SmartHubs® (“SmartHubs”), multiple single-use TearCare SmartLids® (“SmartLids”) and other accessories. After utilizing their initial inventory, customers can reorder SmartLids as needed. No single customer accounted for 10% or more of our revenue for the three months ended March 31, 2026 and 2025.

The growth of our revenue is primarily driven by the demand for elective surgery and treatment utilizing our products in the United States and Europe, product reimbursement rates and coverage criteria, and competition. Such demand is often lower during summer months because of ECP vacations and in winter months because of fewer business or surgery days due to holidays and adverse weather conditions. For the three months ended March 31, 2026, we generated more than 90% of our revenue from customers in the U.S.

Revenue was $19.7 million during the three months ended March 31, 2026, an increase of $2.2 million, or 12.5% compared to $17.5 million in the prior year comparable period, primarily as a result of the following:

•
Interventional Glaucoma segment revenue for the three months ended March 31, 2026 was $18.3 million, an increase of $1.2 million, or 7.2%, from the prior year comparable period. The overall increase in Interventional Glaucoma revenue was primarily attributable to an increase in the number of OMNI units sold in the comparable periods and an increase in average selling prices.
•
Interventional Dry Eye segment revenue for the three months ended March 31, 2026 was $1.4 million, an increase of $1.0 million, or 244%, from the prior year comparable period. The overall increase in Interventional Dry Eye revenue was primarily due to increased average selling prices and an increased volume of SmartLids sold after reimbursement progress in the fourth quarter of 2025 in the form of establishment of fee schedules for CPT code 0563T, the code specifically associated with the TearCare procedure, by two Medicare Administrative Contractors.

Cost of Goods Sold. Our components and products are produced by third-party suppliers and manufacturers. Our cost of goods sold consists primarily of amounts paid for our products to third-party manufacturers, and our manufacturing overhead costs, which consist primarily of personnel expenses, including salaries, benefits and stock-based compensation, and reserves for excess, obsolete and non-sellable inventory. Cost of goods sold also includes depreciation expenses for production equipment which we provide to our third-party manufacturers and certain direct costs, such as shipping and handling costs and tariffs on imported products and components.

Cost of goods sold was $2.7 million during the three months ended March 31, 2026, an increase of $0.3 million, or 12.7%, from $2.4 million in the prior year comparable period, primarily as a result of the following:

•
Interventional Glaucoma segment cost of goods sold was relatively flat compared to the prior year comparable period despite increased unit sales.
•
Interventional Dry Eye segment cost of goods sold increased $0.3 million in the three months ended March 31, 2026, compared to the prior year comparable period, primarily driven by higher volume of SmartLids sold.

Gross Profit and Gross Margin. We calculate gross profit as revenue minus cost of goods sold. We calculate gross margin as gross profit divided by revenue. Our gross profit and gross margin have been, and we believe they will continue to be, affected by a variety of factors, including differences in segment gross profit and gross margins, changes in average selling prices, changes in product reimbursement rates, product sales mix, production and ordering volumes, manufacturing, tariff and freight costs, product yields, and headcount. In general, we expect our gross profit to increase over time as our revenue increases, and we expect our gross margins to increase over the long term to the extent our production and ordering volumes increase and as we spread the fixed portion of our overhead costs over a larger number of units produced and sold.

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

Our total gross profit was $17.0 million in the three months ended March 31, 2026, an increase of $1.9 million from the prior year comparable period. Our gross margin for the three months ended March 31, 2026 was flat at 86.2%, compared to the prior year comparable period, primarily as a result of the following:

•
Interventional Glaucoma segment gross margin was 87.2% for the three months ended March 31, 2026, an increase from 86.6% for the prior year comparable period, primarily due to higher average selling prices, changes in product sales mix partially offset by overhead costs per unit.
•
Interventional Dry Eye segment gross margin increased to 72.1% for the three months ended March 31, 2026 from 70.6% for the three months ended March 31, 2025, primarily driven by an increase in average selling prices and sales volume. We expect Interventional Dry Eye gross margin to improve over time as equitably reimbursed market access and volume expands.

Research and Development Expenses. Research and development ("R&D") expenses consist primarily of costs associated with engineering, product development, clinical studies to develop and support our products, including clinical trial design, clinical trial site initiation and study costs, internal and external costs associated with our regulatory compliance and quality assurance functions, medical affairs, cost of products used for clinical trials and other costs associated with products and technologies that are in development. These expenses also include personnel expenses, including salaries, benefits and stock-based compensation related to R&D functions, supplies, consulting, prototyping, testing, materials, travel expenses, depreciation expenses for equipment and an allocation of information technology ("IT") and facility overhead expenses.

Our R&D expenses as a percentage of revenue may vary over time depending on the level and timing of new product development efforts, as well as clinical development, clinical trial and other related activities. While we expect to continue to make key investments in our R&D initiatives including active clinical trials, we implemented a targeted plan during the third quarter of 2025 intended to reduce operating expenses, improve cost efficiencies, and better align our operating structure for long-term profitability growth. This targeted plan is expected to reduce R&D costs in the near term.

R&D expenses were $2.5 million for the three months ended March 31, 2026, a decrease of $1.9 million from the prior year comparable period. The decrease in R&D expenses was driven by a $1.7 million decrease in payroll expenses and a $0.4 million decrease in clinical studies expenses. The decrease in payroll expenses included decreases in bonus and stock-based compensation expenses compared to the prior year period.

Selling, General, and Administrative Expenses. Selling, general and administrative ("SG&A") expenses consist primarily of personnel expenses, including salaries, benefits and stock-based compensation related to selling, marketing and corporate functions, allocation of IT and facility overhead expenses, bad debt expense, finance, legal and human resource costs. Other SG&A expenses include training activities, travel expenses, promotional activities, marketing initiatives, market research and analysis, conferences and trade shows, professional services fees (including external legal, audit, consulting and tax fees), insurance costs, and general corporate expenses.

Our SG&A expenses as a percentage of revenue may vary over time depending on the level and timing of commercial expansion efforts. While we expect to continue to make strategic investments in SG&A expenses, we implemented a targeted plan during the third quarter of 2025 intended to reduce operating expenses, improve cost efficiencies, and better align our operating structure for long-term profitability growth.

SG&A expenses were $26.8 million for the three months ended March 31, 2026, an increase of $2.3 million from the prior year comparable period. The increase was primarily driven by a $5.2 million increase in legal expenses, which includes a $5.4 million success fee charge associated with the final judgment in the Alcon litigation. Partially offsetting the increase was a $1.5 million decrease in payroll-related expenses, including stock-based compensation expenses, driven by lower headcount following the Company’s restructuring in the third quarter of 2025. Additionally, there was a $1.1 million decrease in expenditures on marketing and sales training and events.

Investment Income. Investment income primarily consists of interest and amortization on held-to-maturity investments in U.S. treasury securities and money market funds.

Investment income was $0.7 million for the three months ended March 31, 2026, a decrease of $0.4 million from the prior year comparable period, due to lower investment balances on held-to-maturity investments during the current period.

Interest Expense. Interest expense consists of interest incurred on our outstanding indebtedness and non-cash interest related to the accretion of debt discount and amortization of debt issuance costs associated with the Term Loans.

Interest expense was flat during the three months ended March 31, 2026, compared to the prior year comparable period.

Other Expense, Net. Other expense, net primarily consists of income and expenses that do not originate from our primary business.

Other expense, net was less than $0.1 million for the three months ended March 31, 2026, compared to other expense, net of $0.1 million for the prior year comparable period.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025

Net cash used in operating activities	$(7,029)	$(11,605)
Net cash used in investing activities	(60)	—
Net cash provided by financing activities	88	16
Net change in cash, cash equivalents, and restricted cash	$(7,001)	$(11,589)

Net Cash Used in Operating Activities. Net cash used in operating activities for the three months ended March 31, 2026 was $7.0 million, consisting primarily of a net loss of $13.0 million, as well as a net change in our operating assets and liabilities of $2.8 million and non-cash charges of $3.2 million. The net change in our operating assets and liabilities was primarily due to a $5.6 million increase to accrued and other current liabilities and a $0.8 million decrease to our inventory balance. These changes were partially offset by a $2.4 million decrease in accrued compensation, a $0.7 million increase in accounts receivable, and a $0.7 million increase in prepaid expenses. The non-cash charges primarily consisted of a $2.9 million charge related to stock-based compensation expense.

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

Net Cash Used in Investing Activities. Net cash used in investing activities for both the three months ended March 31, 2026 and 2025 was $0.1 million and $0.0 million, respectively.

Net Cash Provided by Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2026 was $0.1 million, consisting primarily of proceeds from the exercise of stock options and partially offset by taxes paid on settlement of vested RSUs. Net cash used in financing activities for the three months ended March 31, 2025 was less than $0.1 million.

Liquidity and Capital Resources

Sources of Liquidity

To date, our primary sources of capital have been private placements of redeemable convertible preferred stock, the sale of common stock in our IPO, debt financing arrangements, and revenue from the sale of our products. In January 2024, we entered into a Loan and Security Agreement (the “Hercules Loan Agreement”) with Hercules Capital, Inc (“Hercules”) and certain of its affiliates (collectively with Hercules, the “Lenders”), which provides for a senior secured term loan facility in the aggregate principal amount of up to $65.0 million. We used the proceeds from an initial $35.0 million tranche (the “Initial Loan”) funded under the Hercules Loan Agreement to discharge our indebtedness under our previous credit facility (the “Prior Loan Agreement”) with MidCap Financial Trust and certain of its affiliates. In December 2024, we consummated the drawdown of the $5.0 million Tranche I(b) term loan advance (the "Tranche I(b) Loan") contemplated by the Hercules Loan Agreement.

As of March 31, 2026, we had cash and cash equivalents of $85.0 million, an accumulated deficit of $397.7 million, and an outstanding term loan balance of $40.0 million plus a $2.4 million fee final payment due at maturity under the Hercules Loan Agreement (excluding debt discount and amortized debt issuance costs). Based on our current planned operations, we expect our cash and cash equivalents balance, as well as other sources of liquidity, will enable us to fund our operations for at least the next 12 months and the foreseeable future.

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

The Term Loans accrue interest at a floating annual rate equal to the greater of 10.35%, or the Wall Street Journal prime rate (the “Prime Rate”) plus 2.35%, with the interest rate equal to 10.35% at March 31, 2026. The final payment fee is set at 5.95% of the funded balance, which is recognized as a debt discount and is being accreted into the amortization of debt issuance costs using the effective interest rate method over the term of the loan.

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

The obligations under the Hercules Loan Agreement are guaranteed by us and our future subsidiaries, subject to exceptions for certain foreign subsidiaries. The obligations under the agreement are secured by substantially all of our assets, including its material intellectual property. Additionally, we are subject to customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. We are also subject to certain minimum cash and revenue covenants under the Hercules Loan Agreement. We were in compliance with all covenants as of March 31, 2026.

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

As of March 31, 2026, we had cash and cash equivalents of $85.0 million, which consisted of bank deposits, money market funds, and U.S. treasury bills. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.

The Hercules Loan Agreement contains a floating rate equal to the greater of 10.35% or the Prime Rate plus 2.35%, with an interest rate equal to 10.35% as of March 31, 2026. Based upon the balance outstanding as of March 31, 2026, a hypothetical 1.0% (100 basis points) change in interest rates would not have a material impact on our financial statements.

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

Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We are not aware of any material changes to the risks and uncertainties described under the heading “Risk Factors” in our Annual Report, which information is incorporated herein by reference. The risks described in our Annual Report are not the only ones we face. Additional risks we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results, liquidity, and future prospects.

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

During the three months ended March 31, 2026, none of our directors or officers adopted, terminated, or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of Sight Sciences, Inc.	8-K	001-40587	3.1	7/19/21
3.2	Amended and Restated Bylaws of Sight Sciences, Inc.	8-K	001-40587	3.2	7/19/21
10.1	Second Amendment to Multi-Tenant Space Lease between Sight Sciences and Deerfield Campbell, LLC, date January 29, 2026	10-K	001-40587	10.15	3/4/26
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGHT SCIENCES, INC.

Date: May 6, 2026	By:	/s/ James Rodberg
James Rodberg
Chief Financial Officer
(Principal Financial and Accounting Officer)