Form 10-Q
period 2026-06-30
Sight Sciences, Inc.
filed 2026-08-05
CIK 1531177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of the close of business on July 31, 2026, the registrant had 55,087,990 shares of Common Stock, par value $0.001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Sight Sciences,” “we,” “us” and “our” refer to Sight Sciences, Inc.

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (this "Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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
•
our ability to maintain compliance with the payment terms under our current secured credit facility;
•
our ability to scale our infrastructure to achieve our business objectives;
•
geopolitical tensions, including with respect to trade policies, government regulations and tariffs, and the related impacts on the cost of our products and gross margins;
•
our evaluation and expansion of additional third-party manufacturing locations, and the related costs and impacts on our business;
•
our ability to establish, scale and maintain intellectual property protection for our products or avoid claims of infringement, as well as potential impacts to our business that may result from intellectual property related disputes and litigation;
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

Actual events or results may differ from those expressed in or implied by forward-looking statements. As such, you should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, prospects, strategy, and financial needs. The outcomes of the events described in these forward-looking statements are subject to risks, uncertainties, assumptions, and other factors described under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 4, 2026 (our "Annual Report") and elsewhere in this Quarterly Report. Moreover, we operate in a highly competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SIGHT SCIENCES, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$79,753	$91,965
Accounts receivable, net of allowance for credit losses of $113 and $234 at June 30, 2026 and December 31, 2025, respectively	11,386	9,745
Inventory, net	5,695	7,767
Prepaid expenses and other current assets	4,606	3,257
Total current assets	101,440	112,734
Property and equipment, net	1,667	1,610
Operating lease right-of-use assets	1,185	438
Other noncurrent assets	580	518
Total assets	$104,872	$115,300
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,898	$1,343
Accrued compensation	4,665	6,074
Accrued and other current liabilities	3,805	3,610
Short-term debt, net	10,131	—
Total current liabilities	20,499	11,027
Long-term debt, net	30,645	40,300
Other noncurrent liabilities	834	31
Total liabilities	51,978	51,358
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 54,716,301 and 53,493,711 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	55	54
Additional paid-in-capital	454,988	448,611
Accumulated deficit	(402,149)	(384,723)
Total stockholders’ equity	52,894	63,942
Total liabilities and stockholders’ equity	$104,872	$115,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$23,388	$19,564	$43,086	$37,072
Cost of goods sold	2,014	2,977	4,734	5,391
Gross profit	21,374	16,587	38,352	31,681
Operating expenses:
Research and development	2,512	4,387	5,058	8,817
Selling, general and administrative	22,750	23,867	49,595	48,390
Total operating expenses	25,262	28,254	54,653	57,207
Loss from operations	(3,888)	(11,667)	(16,301)	(25,526)
Investment income	678	1,026	1,419	2,174
Interest expense	(1,290)	(1,284)	(2,557)	(2,547)
Other income (expense), net	82	24	53	(115)
Loss before income taxes	(4,418)	(11,901)	(17,386)	(26,014)
Provision for income taxes	28	40	40	81
Net loss and comprehensive loss	$(4,446)	$(11,941)	$(17,426)	$(26,095)
Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.23)	$(0.32)	$(0.51)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	54,505,792	51,821,773	54,225,993	51,557,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Three Months Ended June 30, 2026
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2026	54,033,998	$54	$451,552	$(397,703)	$53,903
Issuance of common stock upon exercise of stock options	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	567,698	1	(1)	—	—
Withholding taxes on net share settlement of restricted stock units	(562)	—	(2)	—	(2)
Employee stock purchase plan purchases	115,167	—	476	—	476
Stock-based compensation expense	—	—	2,963	—	2,963
Net loss	—	—	—	(4,446)	(4,446)
Balance at June 30, 2026	54,716,301	$55	$454,988	$(402,149)	$52,894

	Six Months Ended June 30, 2026
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	53,493,711	$54	$448,611	$(384,723)	$63,942
Issuance of common stock upon exercise of stock options	69,218	—	99	—	99
Issuance of common stock upon vesting of restricted stock units	1,040,317	1	(1)	—	—
Withholding taxes on net share settlement of restricted stock units	(2,112)	—	(13)	—	(13)
Employee stock purchase plan purchases	115,167	—	476	—	476
Stock-based compensation expense	—	—	5,816	—	5,816
Net loss	—	—	—	(17,426)	(17,426)
Balance at June 30, 2026	54,716,301	$55	$454,988	$(402,149)	$52,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2025	51,376,751	$51	$438,028	$(360,451)	$77,628
Issuance of common stock upon exercise of stock options	42,370	—	58	—	58
Issuance of common stock upon vesting of restricted stock units	477,553	1	(1)	—	—
Withholding taxes on net share settlement of restricted stock units	(6,929)	—	(7)	—	(7)
Employee stock purchase plan purchases	143,658	—	433	—	433
Stock-based compensation expense	—	—	3,841	—	3,841
Net loss	—	—	—	(11,941)	(11,941)
Balance at June 30, 2025	52,033,403	$52	$442,352	$(372,392)	$70,012

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	50,937,999	$51	$433,769	$(346,297)	$87,523
Issuance of common stock upon exercise of stock options	77,538	—	120	—	120
Issuance of common stock upon vesting of restricted stock units	894,390	1	(1)	—	—
Withholding taxes on net share settlement of restricted stock units	(20,182)	—	(54)	—	(54)
Employee stock purchase plan purchases	143,658	—	433	—	433
Stock-based compensation expense	—	—	8,085	—	8,085
Net loss	—	—	—	(26,095)	(26,095)
Balance at June 30, 2025	52,033,403	$52	$442,352	$(372,392)	$70,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(17,426)	$(26,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	197	274
Accretion of debt discount and debt issuance costs	476	465
Stock-based compensation expense	5,816	8,085
Noncash operating lease expense	225	241
Other	(125)	37
Changes in operating assets and liabilities:
Accounts receivable	(1,553)	1,112
Inventory	2,109	135
Prepaid expenses and other current assets	(1,348)	201
Other noncurrent assets	(153)	73
Accounts payable	555	385
Accrued compensation	(1,408)	(4,453)
Accrued and other current liabilities	(57)	392
Net cash used in operating activities	(12,692)	(19,148)
Cash flows from investing activities
Purchases of property and equipment	(79)	(210)
Net cash used in investing activities	(79)	(210)
Cash flows from financing activities
Proceeds from employee stock purchase plan purchases	476	434
Taxes paid on net share settlement of restricted stock units	(13)	(54)
Proceeds from exercise of common stock options	99	121
Net cash provided by financing activities	562	501
Net change in cash, cash equivalents, and restricted cash	(12,209)	(18,857)
Cash, cash equivalents, and restricted cash at beginning of period	92,230	120,357
Cash, cash equivalents, and restricted cash at end of period	$80,021	$101,500
Restricted cash	268	—
Cash and cash equivalents at end of period	$79,753	$101,500

Supplemental disclosure of cash flow information
Cash paid for interest	$2,093	$2,082
Operating lease expense	$288	$293
Cash paid for operating leases	$314	$307
Supplemental noncash disclosure of investing and financing activities
New operating lease assets obtained in exchange for operating lease liabilities	$972	$—
Acquisition of property and equipment included in accounts payable and accrued liabilities	$85	$23

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Company and Nature of Business

Description of Business

Sight Sciences, Inc. (the "Company") was incorporated in the State of Delaware in 2010 and is headquartered in Menlo Park, California. The Company is an ophthalmic medical device company focused on the development and commercialization of surgical and nonsurgical technologies for the treatment of prevalent eye diseases. The Company’s mission is to develop transformative, interventional technologies that allow eyecare providers to procedurally elevate the standards of care — empowering people to keep seeing.

The Company's product portfolio aligns with its two reportable operating segments, which were renamed in 2025: Interventional Glaucoma (formerly "Surgical Glaucoma") and Interventional Dry Eye (formerly "Dry Eye").

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

The product portfolio for the Interventional Dry Eye segment consists of the TearCare® System ("TearCare") for ophthalmologists and optometrists. TearCare is a proprietary, interventional, dry eye device designed to melt and facilitate the comprehensive removal of meibomian gland obstructions and improve gland functionality and healthy oil production for adult patients with evaporative dry eye disease due to meibomian gland dysfunction when used in conjunction with manual expression of the meibomian glands, enabling clearance of gland obstructions by physicians to address the leading cause of dry eye disease. The latest iteration of the Company's family of TearCare products, the pre-commercial TearCare MGX™ System, is indicated to improve meibomian gland function in adult patients with evaporative dry eye disease due to meibomian gland dysfunction, when used in conjunction with manual expression of the meibomian glands.

Liquidity Considerations

Since inception, the Company has incurred losses and negative cash flows from operations. As of June 30, 2026, the Company had an accumulated deficit of $402.1 million and recorded a net loss of $17.4 million for the six months then ended and expects to incur additional losses in the future.

The Company believes its cash and cash equivalents balance, and other existing sources of liquidity, will satisfy its working capital and capital resource requirements for at least 12 months from the date of issuance of its unaudited condensed consolidated financial statements. Any failure to generate increased revenue, achieve improved gross profit, or control operating costs could require the Company to raise additional capital through equity or debt financing. Such additional financing may not be available on acceptable terms, or at all. If the Company is unable to improve its financial performance, or to secure additional funding when desired, it may need to delay the development of its products, reduce research and development activities, modify or abandon planned future expenditures, refinance its secured indebtedness on disadvantageous terms, or reduce operating costs. Any of these actions could harm the Company’s business, requiring it to change its business strategy, scale back its operations, or limit its ability to achieve its strategic objectives.

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

The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's financial information contained herein. The condensed consolidated balance sheet as of December 31, 2025 is derived from the Company's consolidated audited financial statements as of that date. These interim condensed consolidated financial statements do not include all disclosures required by US GAAP and should be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes thereto for the fiscal year ended December 31, 2025, which are contained in the Annual Report. The Company's results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period.

Presentation Classification

Certain prior year amounts have been reclassified for consistency with current year presentation. This reclassification was to report withholding taxes on net share settlement of restricted stock units as a deduction to the issuance of common stock upon vesting of restricted stock units in the consolidated statements of stockholders’ equity. This reclassification had no effect on the reported consolidated balance sheets, statements of operations, and statements of cash flows.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the allowance for credit losses, inventory excess and obsolescence, the selection of useful lives of property and equipment, and provisions for income taxes and contingencies. Management evaluates its estimates and assumptions on an ongoing basis using historical experience, an assessment of current and anticipated future macroeconomic conditions, authoritative accounting guidance, and other factors management believes to be reasonable, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the financial statements. To the extent there are differences between these estimates and actual results, such differences could have a material effect on the Company’s financial condition, results of operations, and liquidity.

Stock-Based Compensation

The Company's equity incentive plan permits the grant of stock-based awards, such as stock options and restricted stock units ("RSUs"), to employees, directors and consultants, including RSUs under which vesting is dependent upon the achievement of certain performance criteria ("Performance-Based RSUs"). Commencing in 2026, the Company has begun granting Performance-Based RSUs to certain senior executives. The Performance-Based RSU awards have a three-year vesting period, with vesting contingent upon the achievement of certain performance targets. The Company measures and records the expense related to stock-based payment awards based on the grant date fair value of those awards.

New Accounting Pronouncements

Accounting Standards Recently Adopted

As of June 30, 2026, there were no ASUs recently adopted by the Company.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350): Targeted Improvements to the Accounting for Internal-Use Software. This ASU modifies the criteria for when software costs may be capitalized by eliminating consideration of software project development stages and by enhancing guidance for the "probable-to-complete" threshold. This ASU is effective for the Company's annual reports beginning in 2028, and interim periods within those annual reporting periods. Early adoption of this ASU is permitted. The Company is currently evaluating the impact the adoption of this ASU may have on its financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements and interim disclosure requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU may have on its financial statements and disclosures.

As of June 30, 2026, there are no additional ASUs issued and not yet adopted that are expected to have a material impact on the Company's financial statements and disclosures.

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

The following tables set forth by level within the fair value hierarchy the Company's assets and liabilities that are measured on a recurring basis and reported at fair value as of June 30, 2026 and December 31, 2025 (in thousands).

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents:
Money market funds	$23,040	$—	$—	$23,040
U.S. Treasury debt securities	$51,730	$—	$—	$51,730
Debt:
Term Loans	$—	$40,776	$—	$40,776
Other noncurrent liabilities:
Common stock warrants	$—	$—	$30	$30

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents:
Money market funds	$1,239	$—	$—	$1,239
U.S. Treasury debt securities	$82,668	$—	$—	$82,668
Debt:
Term Loans	$—	$40,300	$—	$40,300
Other noncurrent liabilities:
Common stock warrants	$—	$—	$30	$30

The Company's investments in U.S. Treasury debt securities are classified as held-to-maturity and all have been purchased with original maturities of 90 days or less. Held-to-maturity debt securities are recorded at amortized cost in the financial statements.

The following tables set forth the unrealized gains on held-to-maturity U.S. Treasury debt securities as of June 30, 2026 and December 31, 2025 (in thousands).

	June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. Treasury debt securities	$51,729	$2	$(1)	$51,730

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. Treasury debt securities	$82,646	$22	$—	$82,668

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of June 30, 2026 and December 31, 2025, outstanding debt totaled $40.8 million and $40.3 million, respectively. This outstanding debt is classified as Level 2 as it is not actively traded. The amortized cost of the outstanding debt approximates the fair value.

The Company measures the fair value of the unissued common stock warrants that may be issued pursuant to the Hercules Loan Agreement (as defined in Note 5, Debt) using the Black-Scholes option pricing method. See Note 5, Debt, and Note 7, Stockholders' Equity, for additional information regarding the common stock warrants.

The financial statements as of June 30, 2026 and December 31, 2025 do not include any assets or liabilities that are measured at fair value on a nonrecurring basis.

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Tools and equipment	$2,208	$2,215
Computer equipment and software	37	37
Furniture and fixtures	455	461
Leasehold improvements	38	38
Construction in process	1,423	1,260
	4,161	4,011
Less: Accumulated depreciation	(2,494)	(2,401)
Property and equipment, net	$1,667	$1,610

Depreciation expense was less than $0.1 million for the three months ended June 30, 2026 and $0.1 million for the three months ended June 30, 2025, respectively. Depreciation expense was $0.1 million and $0.2 million for the six months ended June 30, 2026, and 2025, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Accrued expenses	$2,334	$2,140
Current portion of lease liabilities	394	475
Short-term interest payable	345	357
Other accrued liabilities	732	638
Total accrued and other current liabilities	$3,805	$3,610

Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Noncurrent portion of lease liabilities	$804	$—
Other noncurrent liabilities	30	31
Total other noncurrent liabilities	$834	$31

Note 5. Debt

Hercules Capital Loan Agreement

In January 2024, the Company entered into a Loan and Security Agreement (the "Hercules Loan Agreement") with Hercules Capital, Inc ("Hercules") and certain of its affiliates (collectively with Hercules, the "Lenders"), which provides for a maximum $65.0 million credit facility. As of June 30, 2026 the aggregate principal amount of borrowings under the Hercules Loan Agreement was $40.0 million.

The Hercules Loan Agreement originally provided for a maturity date of July 1, 2028, with an interest-only period running for the first 30 months of the term. In September 2025, the Company and Hercules entered into a third amendment (the "Amendment") to the Hercules Loan Agreement, pursuant to which the expiration of the interest-only period was extended by an additional six months, from August 1, 2026 to February 1, 2027. The Amendment also reallocated an undrawn $10.0 million tranche by increasing the amount available to draw through the interest-only period from $15.0 million to $25.0 million, thereby maintaining the maximum $65.0 million credit facility. The additional $25.0 million may be drawn in increments of $5.0 million, subject in each case to the sole approval of Hercules’ investment committee.

Loans made to the Company under the Hercules Loan Agreement (collectively, the "Term Loans") accrue interest at a floating annual rate equal to the greater of 10.35% or the Wall Street Journal prime rate plus 2.35%, with the interest rate equal to 10.35% at June 30, 2026. The final payment fee is set at 5.95% of the funded balance, which is recognized as a debt discount and is being accreted into the amortization of debt issuance costs using the effective interest rate method over the term of the loan.

In conjunction with the funding of the initial $35.0 million tranche (the "Initial Loan") funded under the Hercules Loan Agreement, the Company issued warrants to the Lenders to purchase up to an aggregate of 135,688 shares of its common stock at an exercise price of $5.159 per share, which were recorded and classified as equity. On December 10, 2024, upon the funding of the $5.0 million Tranche I(b) term loan advance (the "Tranche I(b) Loan") contemplated by the Hercules Loan Agreement, the Company issued additional warrants to the Lenders to purchase 26,095 shares of its common stock at an exercise price of $3.83 per share. Each warrant is exercisable for a period of seven years from the date of issuance. If the additional Term Loans are funded, the Company will be obligated to issue to the Lenders additional warrants to purchase common stock in an amount equal to 2.0% of the funded balance of each tranche loan under the Hercules Loan Agreement, divided by the exercise price on the date the Company draws funds under such tranche loan. The exercise price will be calculated using the five-day volume-weighted average stock price as of such date. See Note 7, Stockholders' Equity, for additional information regarding these common stock warrants.

The obligations under the Hercules Loan Agreement are guaranteed by the Company and its future subsidiaries, subject to exceptions for certain foreign subsidiaries. The obligations under the agreement are secured by substantially all of the Company's assets, including its material intellectual property. Additionally, the Company is subject to customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. The Company is also subject to certain minimum cash and revenue covenants under the Hercules Loan Agreement. The Company was in compliance with all covenants as of June 30, 2026.

Maturities Schedule

Long-term and short-term debt as of June 30, 2026 and December 31, 2025, respectively, was as follows (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Term Loans	$40,000	$40,000
Total principal payments due	40,000	40,000
Unamortized discount and debt issuance costs	(571)	(740)
Cumulative accretion of exit fee	1,347	1,040
Total amounts outstanding	40,776	40,300
Less: current portion	(10,131)	—
Long-term debt, net	$30,645	$40,300

The repayment schedule relating to the Term Loans as of June 30, 2026, is as follows (in thousands):

Amount
2026 (remainder)	$—
2027	23,675
2028	16,325
Total principal payments	$40,000
Final fee due at maturity	2,380
Total repayments	$42,380

Note 6. Commitments and Contingencies

Legal Proceedings

On September 16, 2021, the Company filed suit in the U.S. District Court for the District of Delaware (C.A. No. 1:21-cv-01317) (the "Court") alleging that Ivantis, Inc. ("Ivantis") directly and indirectly infringes the Company’s U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 by making, using, selling, and offering for sale the Hydrus® Microstent. The Company’s complaint seeks money damages and injunctive relief. On January 24, 2022, Ivantis asserted counterclaims requesting declaratory judgments that the Company's asserted patents-in-suit are not infringed and/or invalid. On August 1, 2022, the Company filed an amended complaint alleging that Alcon Inc., Alcon Vision, LLC and Alcon Research, LLC (collectively, "Alcon") infringe the four originally asserted patents by making, using, selling, and offering for sale the Hydrus® Microstent, and that all defendants also infringe U.S. Patent No. 11,389,328. The defendants asserted counterclaims requesting declaratory judgments that the Company’s asserted patents-in-suit are not infringed and/or are invalid. In September 2022, Ivantis and Alcon filed petitions with the U.S. Patent and Trademark Office ("USPTO") seeking inter partes review of U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 (IPR2022-01529, IPR2022-01530, IPR2022-01533, IPR2022-01540), each of which the USPTO denied for raising prior art references and invalidity arguments that were cumulative of those previously considered by the USPTO. On April 26, 2024, at the conclusion of a five-day jury trial, the Company was awarded a positive jury trial verdict of $34 million, comprised of $5.5 million in lost profits damages and $28.5 million in royalty damages for commercial sales of the Hydrus® Microstent for the period between its commercial launch through trial. The patents at issue were U.S. Patent Nos. 8,287,482, 9,370,443, and 11,389,328. In December 2024, the Court heard oral arguments on the parties’ post-trial briefings at the conclusion of which, the Court ordered the parties to engage in non-binding mediation. In March 2025, the Company and Alcon informed the Court that the dispute had not been resolved through mediation and asked the Court to rule on the parties’ post-trial motions and enter a judgment. On April 22, 2026, the Court entered its final judgment on the parties’ post-trial motions. The final judgment upheld the trial jury’s findings that the patent claims asserted by the Company at trial were valid and were willfully infringed by Alcon and awarded the Company: (i) total monetary damages of $55.4 million, and (ii) an ongoing royalty of 10% of Hydrus revenue through the date of expiration of the last of the patents. On May 27, 2026, Alcon filed its notice of appeal of the Court’s final judgment, and its opening brief is due by September 27, 2026.

In June 2025, Alcon filed petitions with the USPTO for ex parte reexaminations challenging the validity of each of the three patents asserted by the Company at trial, based on prior art patents and publications. The USPTO granted Alcon’s requests to initiate the reexaminations. On May 5, 2026, the USPTO issued a Notice of Intent to Issue ex parte Reexamination Certificate for U.S. Patent No. 9,370,443 (the "'443 patent"), which confirms the patentability of the patent claims at issue in the ‘443 patent, including claims 8, 24, and 58, which were found infringed by Alcon by a jury in the federal court for the U.S. District Court for the District of Delaware. The Reexamination Certificate is expected to be published shortly and is not subject to appeal. Ex parte reexamination proceedings regarding the other two patents that were found infringed by the jury remain pending in the USPTO.

It is possible that the April 2024 jury verdict in the Company’s favor, and subsequent final judgment from the Court upholding this verdict, may be materially and adversely impacted if either or both of the two remaining reexamination proceedings result in final, non-appealable judgments of invalidity of the asserted claims of the patents before a final, non-appealable judgment is entered by the Court in the patent infringement litigation or if the asserted claims are amended during the reexamination proceedings. For example, entry of such judgments of invalidity by the USPTO could include vacating the jury verdict and a finding of invalidity by the Court of either or both of these patents-in-suit. The Company is presently unable to predict the outcome of the lawsuit or the remaining two ex parte reexamination proceedings or to reasonably estimate the potential financial impact of the lawsuit or ex parte reexamination proceedings. The entry of the final judgment triggered the Company’s obligation to pay a $5.4 million litigation success fee to its litigation counsel, which was accrued in the first quarter of 2026 and paid in the second quarter of 2026.

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

Except as described above, as of June 30, 2026 the Company was not a party to any legal proceedings, regulatory matters, or other disputes or claims which, if determined adversely, would, individually or taken together, have a material adverse effect on the Company’s business, financial condition, operating results, liquidity, or future prospects.

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director or officer may be subject to any proceeding arising out of acts or omissions of such director or officer in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. This insurance allows the transfer of risk associated with the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of June 30, 2026 and December 31, 2025.

Note 7. Stockholders' Equity

Common Stock

The Company’s certificate of incorporation provides for 200,000,000 authorized shares of common stock, par value $0.001 per share, and 10,000,000 authorized shares of preferred stock, par value $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds are legally available, when and if declared by the board of directors. As of June 30, 2026, no dividends have been declared. Each share of common stock is entitled to one vote.

At June 30, 2026 and December 31, 2025, the Company had reserved common stock for future issuances as follows:

	June 30,	December 31,
	2026	2025
Common stock available for future grants	8,313,188	7,876,575
Common stock options issued and outstanding	2,941,665	3,063,476
Restricted stock units outstanding	5,075,305	4,048,888
Shares available for future purchase under employee stock purchase plan	2,299,981	1,880,211
Common stock reserved for issuance upon exercise of outstanding warrants	161,783	161,783
Total	18,791,922	17,030,933

Common Stock Warrants

On January 22, 2024, in conjunction with the funding of the Initial Loan under the Hercules Loan Agreement, the Company issued common stock warrants to the Lenders to purchase up to an aggregate of 135,688 shares of its common stock at an exercise price of $5.159 per share. On December 10, 2024, upon the funding of the Tranche I(b) Loan, the Company issued additional warrants to the Lenders to purchase 26,095 shares of its common stock at an exercise price of $3.83 per share. Each warrant is exercisable for up to seven years from the date of issuance. During the year ended December 31, 2024, the fair value of the issued warrants recorded was $0.7 million.

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

The unissued warrants do not meet the requirements for classification as equity and are recorded as other noncurrent liabilities in the consolidated financial statements. As of both June 30, 2026 and December 31, 2025, the fair value of the unissued warrants recorded was less than $0.1 million.

Note 8. Equity Incentive Plans

2011 Stock Option Plan and 2021 Incentive Award Plan

In 2011, the Company approved the 2011 Stock Option Plan (the "2011 Plan") that provided for the grant of stock options to employees and nonemployees of the Company.

In July 2021, the board of directors and stockholders approved the 2021 Incentive Award Plan, (the "2021 Plan") which superseded the 2011 Plan. Under the 2021 Plan, the Company has the ability to issue incentive stock options ("ISOs"), nonqualified stock options ("NSOs"), stock appreciation rights, dividend equivalent rights, restricted stock awards, and restricted stock units ("RSUs"), including performance-based and time-based RSUs.

Stock options under the 2021 Plan can typically be granted for periods of up to ten years. For stock options granted to a grantee who, at the time the option is granted, owned stock representing more than 10% of the voting power of all classes of stock of the Company (or any parent or subsidiary of the Company), the term of the stock option may be granted for periods of up to five years. The ISOs and NSOs will be granted at a price per share not less than the grant date fair value of the shares. The exercise price of a stock option granted to a 10% stockholder shall be not less than 110% of the grant date fair value of the shares. Stock options granted to new hires generally vest over a four-year period, with 25% of the shares vesting on the first anniversary of the grant date and the remaining shares vesting in 36 equal monthly installments thereafter. Stock options granted as merit awards generally vest in 48 equal monthly installments following the grant date.

RSUs are share awards that entitle the holder to receive shares of common stock upon vesting and settlement of the awards. Time-based RSUs granted to newly hired non-executive employees generally vest over a four-year period, with 25% of the shares vesting on the first anniversary of the grant date and the remaining shares vesting in 12 equal quarterly installments thereafter. Time-based RSUs granted to newly hired executive employees generally vest over a four-year period, with shares vesting in four equal annual installments. Time-based RSUs granted to executive and non-executive employees as merit awards generally vest in 16 equal quarterly installments following the grant date.

Performance-based RSUs, which have been granted to certain executives, vest based on achievement of performance targets defined in each executive’s grant agreement. These awards generally vest over a three-year period subject to and contingent upon achievement of the performance targets. Up to 200% of the target number of shares subject to each performance-based RSU are eligible to be earned.

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

As of June 30, 2026 and December 31, 2025, there were 8,313,188 shares and 7,876,575 shares, respectively, of common stock available for issuance under the 2021 Plan.

Stock Option Awards

The following table summarizes stock option activity under the 2021 Plan during the periods presented:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2025	3,063,476	$10.88	5.5	$3,315
Forfeited/cancelled	(52,593)	11.67
Exercised/released	(69,218)	1.43
Balances as of June 30, 2026	2,941,665	$11.09	5.2	$1,677
Vested and exercisable as of June 30, 2026	2,835,302	$11.21	5.2	$1,599

During the three months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense of $0.2 million and $1.2 million related to stock option awards, respectively. During the six months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense of $0.4 million and $2.8 million related to stock option awards, respectively. The Company did not grant any stock option awards during the six months ended June 30, 2026.

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2026 was $0.3 million. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock options and the fair value of the common stock on the date of exercise. As of June 30, 2026, the unrecognized stock-based compensation expense relating to unvested stock options was $0.4 million, which is expected to be recognized over a weighted-average period of approximately 0.5 years.

Restricted Stock Units

The following table summarizes RSU activity under the 2021 Plan during the periods presented:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding, December 31, 2025	4,048,888	$4.4
Granted	2,187,658	6.3
Forfeited/cancelled	(123,036)	5.0
Vested	(1,038,205)	5.8
Outstanding, June 30, 2026	5,075,305	$4.9

During the three months ended March 31, 2026, the Company granted performance-based RSUs to certain employees, the vesting of which is dependent upon the achievement of a revenue performance target. These awards, if earned, shall vest in equal, consecutive installments over three years, with the first installment vesting upon the date of determination of the level of achievement of the performance target and the accompanying number of RSUs earned. Vesting is contingent upon continued service through each subsequent vesting date. The number of shares included as "Granted" in the above table includes an estimated 0.2 million shares representing estimated achievement of performance targets.

During the three months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense of $2.6 million and $2.5 million related to the RSUs, respectively, including $0.2 million and $0.0 million related to the performance-based RSUs, respectively. During the six months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense of $5.2 million and $5.0 million related to the RSUs, respectively, including $0.3 million and $0.0 million related to the performance-based RSUs, respectively. As of June 30, 2026, the unrecognized stock-based compensation expense relating to RSUs was $21.6 million, of which $1.1 million is related to the performance-based RSUs. This expense is expected to be recognized over a weighted-average period of approximately 2.7 years.

Employee Stock Purchase Plan

In July 2021, the board of directors and stockholders approved the 2021 Employee Stock Purchase Plan (the "ESPP"). The ESPP permits participants to purchase shares of common stock at a discount through payroll deductions of up to a specified percentage of their eligible compensation. Shares of common stock are offered during two offering periods annually, each running for six months, with the first offering period beginning in the second quarter, and the second offering period beginning in the fourth quarter. The purchase of shares for participants in the ESPP occurs at the conclusion of each offering period.

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

As of June 30, 2026 and December 31, 2025, there were 2,299,981 and 1,880,211 shares of common stock available for issuance under the ESPP, respectively.

During the three and six months ended June 30, 2026, participants purchased 115,167 shares for an aggregate of $0.5 million under the ESPP. As of June 30, 2026, the Company has collected payroll withholdings of $0.1 million in the current offering period for the purchase of shares under the ESPP. The Company recorded stock-based compensation expense of $0.1 million related to the ESPP for the three months ended June 30, 2026 and 2025. The Company recorded stock-based compensation expense of $0.2 million related to the ESPP for the six months ended June 30, 2026 and 2025.

The grant date fair value of shares issuable under the ESPP was calculated using the Black-Scholes valuation model using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected term (in years)	0.49 – 0.50	0.49 – 0.50	0.49 – 0.50	0.49 – 0.50
Expected volatility	81.38% – 84.10%	71.55% – 72.80%	81.38% – 84.10%	71.55% – 72.80%
Risk-free interest rate	3.74% – 3.83%	4.27% – 4.47%	3.74% – 3.83%	4.27% – 4.47%
Dividend yield	–	–	–	–

Stock-Based Compensation

The following is a summary of stock-based compensation expense by function (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of goods sold	$122	$106	$243	$222
Research and development	277	702	553	1,487
Selling, general and administrative	2,564	3,033	5,020	6,376
Total stock-based compensation expense	$2,963	$3,841	$5,816	$8,085

Note 9. Net Loss per Share Attributable to Common Stockholders

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. As the Company reported a net loss for the three months ended June 30, 2026 and 2025, basic net loss per share is the same as diluted net loss per share as the inclusion of potentially dilutive shares would have been antidilutive if included in the calculation.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(4,446)	$(11,941)	$(17,426)	$(26,095)
Denominator:
Weighted-average shares of common stock outstanding—basic and diluted	54,505,792	51,821,773	54,225,993	51,557,686
Net loss per share attributable to common stockholders—basic and diluted	$(0.08)	$(0.23)	$(0.32)	$(0.51)

The following potentially dilutive issued and outstanding securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive as a result of the net loss position:

	June 30,
	2026	2025
Stock option awards	2,941,665	4,135,802
Restricted stock units	5,075,305	5,935,081
Common stock warrants	161,783	161,783
Total	8,178,753	10,232,666

Note 10. Segment Information

The Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker ("CODM"), manages the business through two operating segments, consistent with how he: (i) assesses operating performance on a regular basis, (ii) makes resource allocation decisions, and (iii) designates responsibilities of his direct reports. The Company’s operating segments, which also qualify as reportable segments include: (i) Interventional Glaucoma and (ii) Interventional Dry Eye. These segments are generally determined based on the decision-making structure and the grouping of similar products and services.

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

The Company does not have any intercompany transactions between segments that require elimination. The CODM does not review operating expenses separately for its segments, as the Company does not allocate operating expenses across segments since many operating costs are shared between segments, and therefore, this is not considered when allocating resources and assessing performance. The Company evaluated the monthly executive reporting package and did not identify any expenses requiring disclosure that are not already presented.

In reviewing and assessing segment performance and managing operations, management does not review segment assets. Substantially all of the Company’s revenue is generated from sales in the United States.

The following table summarizes select operating results information for each reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Interventional Glaucoma	$20,713	$19,231	$39,058	$36,345
Interventional Dry Eye	2,675	333	4,028	727
Total	23,388	19,564	43,086	37,072
Cost of goods sold
Interventional Glaucoma cost of goods sold	2,835	2,772	5,178	5,070
Interventional Glaucoma tariff recovery	(1,231)	—	(1,231)	—
Interventional Dry Eye cost of goods sold	545	205	922	321
Interventional Dry Eye tariff recovery	(135)	—	(135)	—
Total cost of goods sold	2,014	2,977	4,734	5,391
Gross profit
Interventional Glaucoma	19,109	16,459	35,111	31,275
Interventional Dry Eye	2,265	128	3,241	406
Total	21,374	16,587	38,352	31,681
Operating expense	(25,262)	(28,254)	(54,653)	(57,207)
Investment income	678	1,026	1,419	2,174
Interest expense	(1,290)	(1,284)	(2,557)	(2,547)
Other income (expense), net	82	24	53	(115)
Loss before income taxes	$(4,418)	$(11,901)	$(17,386)	$(26,014)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included under the heading “Financial Statements,” in this Quarterly Report and our audited consolidated financial statements and related notes included under the heading “Financial Statements and Supplementary Data,” in our Annual Report. Certain statements included in this discussion and analysis constitute “forward-looking statements” that are subject to considerable risks and uncertainties. Please see the information under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report.

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

Our initial product development has focused on the treatment of two of the world’s most prevalent and underserved eye diseases, glaucoma and dry eye disease ("DED"). We have commercialized products in each of our two reportable operating segments, Interventional Glaucoma and Interventional Dry Eye. Our Interventional Glaucoma revenue consists of sales of our OMNI® Surgical System family of products ("OMNI"), currently comprised of our Ergo Series OMNI Surgical System and OMNI Edge Surgical System, and the SION® Surgical Instrument ("SION"), while our Interventional Dry Eye revenue consists of sales of the TearCare® System ("TearCare"), and related components and accessories. Each product is primarily sold through a highly involved direct sales model that offers intensive education, training and customer service. We believe this model not only enables us to differentiate our products and our company from competitors, but also expands our addressable market by educating ECPs, patients and other stakeholders on our products and evolving treatment paradigms. Outside of the U.S., we have established direct commercial operations in the United Kingdom and Germany. We sell OMNI directly in the United Kingdom and Germany, and indirectly in several other countries in Europe through distributors.

We sell OMNI and SION to facilities where ophthalmic surgeons perform outpatient procedures, such as ambulatory surgery centers ("ASCs") and hospital outpatient departments ("HOPDs"), which are typically reimbursed by Medicare (or similar foreign governmental reimbursement entity) or private payors for procedures using our products. We are focused on educating surgeons on the clinical benefits of earlier interventions with the comprehensive OMNI and TearCare procedures, driving TearCare revenue growth in the jurisdictions where appropriate payment values have been established for the TearCare procedure, expanding equitable reimbursed access to the TearCare procedure in other jurisdictions, engagement efforts with accounts, enhanced competitive counter selling, investments in targeted commercial resources including growth of our TearCare commercial infrastructure, and development of the OMNI pseudophakic standalone market.

We sell TearCare to ECPs, where eyecare providers perform evacuation of meibomian glands, using heat-delivered through wearable, open-eye eyelid treatment devices and manual expression, which TearCare is specifically designed for.

We are continuing our TearCare commercial launch while focusing on our comprehensive, clinical data-driven, long-term market development plan that aims to improve awareness and patient access to TearCare. In addition, in the areas where appropriate fee schedules have been established for the TearCare procedure, we are focusing our commercial resources on supporting providers in these specific geographies to drive utilization. Our strategy is focused on driving adoption and utilization through our experienced sales, marketing, and customer support teams who are already dedicated to the dry eye market, and the ECP customers who have previously purchased TearCare SmartHubs in these states. Furthermore, we are targeting new ECP customers in these states based on their current treatment approaches to DED, while also focusing on our current Interventional Glaucoma customers, who may benefit from adding TearCare to their current treatment offerings.

We do not have, and do not currently intend to develop, any internal manufacturing capabilities or infrastructure, and rely on a limited number of third-party manufacturers, many of which are single source suppliers, for the components, accessories and materials that are utilized in the assembly of our products. We believe the manufacturing capacity provided by our current suppliers will be adequate to meet our current and anticipated manufacturing needs across all of our product lines. However, as part of our long-term manufacturing strategy, we are actively expanding third party manufacturing capacity and options for our products, which we expect will be available to us in the current year for certain products. We plan to continue to utilize third party contract manufacturers for our products and any related components.

We believe in the importance of continued strategic investment in initiatives that:

•
further demonstrate our products’ clinical effectiveness and safety to potential customers, patients, payors and regulators, including (i) establishing OMNI and SION as standards of care of Interventional Glaucoma treatment among MIGS-trained surgeons, (ii) developing a standalone Interventional Glaucoma market segment with a focus on pseudophakic patients whose IOP is not well-controlled on two or more medications and who are at risk of disease progression, and (iii) increasing customer advocacy and utilization of TearCare while also pursuing expanded coverage and/or payment for TearCare;
•
enhance our commercial capabilities and expertise, including resources dedicated to sales, marketing and education;
•
ensure the broadest possible patient access to the treatment alternatives that our products are cleared to offer;
•
enhance and improve upon our existing product technologies; and
•
allow us to create innovative, transformational and interventional technology with new products, devices or drugs, in glaucoma and ocular surface disease or in new eye disease areas.

As a result, we intend to continue to invest in product development, market access, sales and marketing, clinical studies, and education initiatives. Because of these and other factors, we expect to continue to incur net losses for at least the next several years, and we may seek additional debt and/or equity financing to fund our operations and planned growth.

Results of Operations

We believe there are several important factors that have impacted and will continue to impact our business, financial condition, and results of operations. There have been no material changes to such factors from those described in our Annual Report under the heading "Factors Affecting Our Business and Results of Operations."

Comparison of the Three and Six Months Ended June 30, 2026 and 2025 (dollars in thousands)

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2026	2025	%	2026	2025	%
	(unaudited)			(unaudited)
Revenue
Interventional Glaucoma	$20,713	$19,231	7.7%	$39,058	$36,345	7.5%
Percentage of total	88.6%	98.3%		90.7%	98.0%
Interventional Dry Eye	2,675	333	703.3	4,028	727	454.1
Percentage of total	11.4%	1.7%		9.3%	2.0%
Total	23,388	19,564	19.5	43,086	37,072	16.2
Cost of goods sold
Interventional Glaucoma	1,604	2,772	(42.1)	3,947	5,070	(22.1)
Interventional Dry Eye	410	205	100.0	787	321	145.2
Total	2,014	2,977	(32.3)	4,734	5,391	(12.2)
Gross profit
Interventional Glaucoma	19,109	16,459	16.1	35,111	31,275	12.3
Interventional Dry Eye	2,265	128	1,669.5	3,241	406	698.3
Total	21,374	16,587	28.9	38,352	31,681	21.1
Gross margin
Interventional Glaucoma	92.3%	85.6%		89.9%	86.1%
Interventional Dry Eye	84.7%	38.4%		80.5%	55.8%
Total	91.4%	84.8%		89.0%	85.5%
Operating expenses
R&D	2,512	4,387	(42.7)	5,058	8,817	(42.6)
SG&A	22,750	23,867	(4.7)	49,595	48,390	2.5
Total operating expenses	25,262	28,254	(10.6)	54,653	57,207	(4.5)
Loss from operations	(3,888)	(11,667)	66.7	(16,301)	(25,526)	36.1
Investment income	678	1,026	(33.9)	1,419	2,174	(34.7)
Interest expense	(1,290)	(1,284)	(0.5)	(2,557)	(2,547)	(0.4)
Other income (expense), net	82	24	241.7	53	(115)	146.1

Loss before income taxes	(4,418)	(11,901)	62.9	(17,386)	(26,014)	33.2
Provision for income taxes	28	40	(30.0)	40	81	(50.6)
Net loss and comprehensive loss	$(4,446)	$(11,941)	62.8%	$(17,426)	$(26,095)	33.2%

Revenue. We currently derive the majority of our revenue from the sale of our OMNI and SION products to ASCs and HOPDs and from the sale of our TearCare products to ECPs. To date, the revenue from our Interventional Glaucoma segment has accounted for the vast majority of our total revenue, substantially all of which was generated from sales within the U.S. Our Interventional Glaucoma customers place orders based on their expected procedure volumes. Our TearCare customers typically purchase a TearCare System which consists of one or more TearCare SmartHubs® ("SmartHubs"), multiple single-use TearCare SmartLids® ("SmartLids") and other accessories. After utilizing their initial inventory, customers can reorder SmartLids as needed. No single customer accounted for 10% or more of our revenue for the three and six months ended June 30, 2026 and 2025.

The growth of our revenue is primarily driven by the demand for elective surgery and treatment utilizing our products in the United States and Europe, product reimbursement rates and coverage criteria, and competition. Such demand is often lower during summer months because of ECP vacations and in winter months because of fewer business or surgery days due to holidays and adverse weather conditions. For the three and six months ended June 30, 2026, we generated more than 90% of our revenue from customers in the U.S.

Revenue was $23.4 million during the three months ended June 30, 2026, an increase of $3.8 million, or 19.6% compared to $19.6 million in the prior year comparable period. For the six months ended June 30, 2026, revenue was $43.1 million, an increase of $6.0 million, or 16.2% compared to $37.1 million in the prior year comparable period. The increase in revenue for the three- and six-month periods was primarily as a result of the following:

•
Interventional Glaucoma segment revenue for the three months ended June 30, 2026 increased by $1.5 million, or 7.7%, to $20.7 million, compared to $19.2 million for the three months ended June 30, 2025. Interventional Glaucoma revenue for the six months ended June 30, 2026 increased by $2.7 million, or 7.5%, to $39.1 million, compared to $36.3 million for the six months ended June 30, 2025. For both the three and six months ended June 30, 2026, the overall increase in Interventional Glaucoma revenue was primarily attributable to an increase in the number of OMNI units sold in the comparable periods, as well as an increase in average selling prices.
•
Interventional Dry Eye segment revenue for the three months ended June 30, 2026 increased by $2.3 million, or 703.3%, to $2.7 million, compared to $0.3 million for the three months ended June 30, 2025. Interventional Dry Eye revenue for the six months ended June 30, 2026 increased by $3.3 million, or 454.1%, to $4.0 million, compared to $0.7 million for the six months ended June 30, 2025. For both the three- and six-month periods ended June 30, 2026, the overall increase in Interventional Dry Eye revenue compared to the prior year comparable periods was primarily due to an increased volume of SmartLids sold as well as increased average selling prices. The Company made reimbursement progress in the fourth quarter of 2025 with the establishment of fee schedules for CPT code 0563T, the code specifically associated with the TearCare procedure, by two Medicare Administrative Contractors, which has led to the increased volume.

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

Cost of goods sold was $2.0 million during the three months ended June 30, 2026, a decrease of $1.0 million, or 32.3%, from $3.0 million in the prior year comparable period. Cost of goods sold for the six months ended June 30, 2026, was $4.7 million, a decrease of $0.7 million or 12.2% from $5.4 million in the prior year comparable period. The decrease in cost of goods sold was primarily as a result of the following:

•
Interventional Glaucoma segment cost of goods sold decreased $1.2 million and $1.1 million in the three and six months ended June 30, 2026, respectively, compared to the prior year comparable periods, primarily due to $1.2 million of tariff refunds received in the second quarter of 2026. For the six months ended June 30, 2026, this decrease was partially offset by the increased volume.
•
Interventional Dry Eye segment cost of goods sold increased $0.2 million and $0.5 million in the three and six months ended June 30, 2026, respectively, compared to the prior year comparable periods. These increases were primarily driven by higher volumes of SmartLids sold in the current year, partially offset by $0.1 million of tariff refunds received in the second quarter of 2026.

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

Our total gross profit was $21.4 million in the three months ended June 30, 2026, an increase of $4.8 million from the prior year comparable period. Our gross profit was $38.4 million in the six months ended June 30, 2026, an increase of $6.7 million from the prior year comparable period. Our gross margin for the three and six months ended June 30, 2026 increased to 91.4% and 89.0%, respectively, up from 84.8% and 85.5% in the prior year comparable periods. These increases were primarily the result of the following:

•
Interventional Glaucoma segment gross margin was 92.3% and 89.9% for the three and six months ended June 30, 2026, respectively, an increase from 85.6% and 86.1% for the prior year comparable periods. This increase in margin was primarily driven by $1.2 million of tariff refunds received in the second quarter of 2026, as well as higher average selling prices and changes in product sales mix.
•
Interventional Dry Eye segment gross margin was 84.7% and 80.5% for the three and six months ended June 30, 2026, respectively, an increase from 38.3% and 55.8%, respectively, for the prior year comparable periods. The increase in both periods was due to increased average selling price, higher volumes, and $0.1 million of tariff refunds received. Interventional Dry Eye margins are expected to continue to improve over time as market access and volume expands.

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

Our R&D expenses as a percentage of revenue may vary over time depending on the level and timing of new product development efforts, as well as clinical development, clinical trial and other related activities. While we expect to continue to make key investments in our R&D initiatives including active clinical trials, we implemented a targeted plan during the third quarter of 2025 intended to reduce operating expenses, improve cost efficiencies, and better align our operating structure for long-term profitability growth. This targeted plan has and is expected to continue to reduce R&D costs in the near term.

R&D expenses were $2.5 million for the three months ended June 30, 2026, a decrease of $1.9 million from the prior year comparable period. The decrease in R&D expenses was driven by a $1.4 million decrease in payroll expenses, due to a reduced headcount, and a $0.2 million decrease in clinical studies expenses.

R&D expenses were $5.1 million for the six months ended June 30, 2026, a decrease of $3.8 million from the prior year comparable period. The decrease in R&D expenses was driven by a $3.2 million decrease in payroll expenses, due to a reduced headcount, and a $0.6 million decrease in clinical studies expenses.

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

SG&A expenses were $22.8 million for the three months ended June 30, 2026, a decrease of $1.1 million from the prior year comparable period. The decrease was primarily driven by a $0.6 million decrease in payroll-related expenses, including stock-based compensation expenses, driven by reduced headcount following the Company’s restructuring in the third quarter of 2025, as well as a $0.6 million decrease in marketing and sales training and events. Partially offsetting these decreases was a $0.5 million increase in legal expenses.

SG&A expenses were $49.6 million for the six months ended June 30, 2026, an increase of $1.2 million from the prior year comparable period. The increase was primarily driven by a $5.7 million increase in legal expenses, which includes a $5.4 million litigation success fee charge associated with the final judgment in the Alcon litigation. Partially offsetting the increase was a $1.8 million decrease in payroll-related expenses, including stock-based compensation expenses, driven by reduced headcount following the Company’s restructuring in the third quarter of 2025. Additionally, there was a $1.7 million decrease in marketing and sales training and event expenses.

Investment Income. Investment income primarily consists of interest and amortization on held-to-maturity investments in U.S. treasury debt securities and money market funds.

Investment income was $0.7 million for the three months ended June 30, 2026, a decrease of $0.3 million from the prior year comparable period. Investment income was $1.4 million for the six months ended June 30, 2026, a decrease of $0.8 million from the prior year comparable period. The decrease in the three and six month periods ended June 30, 2026 was due to lower investment balances on held-to-maturity investments during the current period.

Interest Expense. Interest expense consists of interest incurred on our outstanding indebtedness and non-cash interest related to the accretion of debt discount and amortization of debt issuance costs associated with the Term Loans.

Interest expense was flat during the three and six months ended June 30, 2026, compared to the prior year comparable periods.

Other Income (Expense), Net. Other income (expense), net primarily consists of income and expenses that do not originate from our primary business.

Other income (expense), net was income of $0.1 million for the three and six months ended June 30, 2026. Other income (expense) was income of less than $0.1 million and expense of $0.1 million for the three and six months ended June 30, 2025, respectively.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025

Net cash used in operating activities	$(12,692)	$(19,148)
Net cash used in investing activities	(79)	(210)
Net cash provided by financing activities	562	501
Net change in cash, cash equivalents, and restricted cash	$(12,209)	$(18,857)

Net Cash Used in Operating Activities. Net cash used in operating activities for the six months ended June 30, 2026 was $12.7 million, consisting primarily of a net loss of $17.4 million, as well as a net change in our operating assets and liabilities of $1.9 million. Partially offsetting these were non-cash charges of $6.6 million. The net change in our operating assets and liabilities was primarily due to a $1.6 million increase in accounts receivable, a $1.4 million decrease in accrued compensation, and a $1.3 million increase in prepaid expenses and other current assets. These changes were partially offset by a $2.1 million decrease in inventory and a $0.6 million increase in accounts payable. The non-cash charges primarily consisted of $5.8 million related to stock-based compensation expense.

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

Net Cash Used in Investing Activities. Net cash used in investing activities for both the six months ended June 30, 2026 and 2025 was $0.1 million and $0.2 million, respectively. The cash used in both periods was for purchases of property and equipment.

Net Cash Provided by Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2026 and 2025 was $0.6 million and $0.5 million, respectively, consisting primarily of proceeds from employee stock purchase plan purchases and stock option exercises.

Liquidity and Capital Resources

Sources of Liquidity

To date, our primary sources of capital have been private placements of redeemable convertible preferred stock, the sale of common stock in our IPO, debt financing arrangements, and revenue from the sale of our products. In January 2024, we entered into a Loan and Security Agreement (the "Hercules Loan Agreement") with Hercules Capital, Inc ("Hercules") and certain of its affiliates (collectively with Hercules, the "Lenders"), which provides for a senior secured term loan facility in the aggregate principal amount of up to $65.0 million. We used the proceeds from an initial $35.0 million funded under the Hercules Loan Agreement (the "Initial Loan") to discharge our indebtedness under our previous credit facility (the "Prior Loan Agreement") with MidCap Financial Trust and certain of its affiliates. In December 2024, we consummated the drawdown of the $5.0 million Tranche I(b) term loan advance (the "Tranche I(b) Loan") contemplated by the Hercules Loan Agreement.

As of June 30, 2026, we had cash and cash equivalents of $79.8 million, an accumulated deficit of $402.1 million, and an outstanding term loan balance of $40.0 million plus a $2.4 million fee final payment due at maturity under the Hercules Loan Agreement (excluding unamortized debt discount and issuance costs). Based on our current planned operations, we expect our cash and cash equivalents balance, as well as other sources of liquidity, will enable us to fund our operations for at least the next 12 months and the foreseeable future.

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

In addition to the Initial Loan and the Tranche I(b) Loan, the Hercules Loan Agreement provides additional tranches available to us (the "Tranche Loans," and together with the Initial Loan and the Tranche I(b) Loan, the "Term Loans"). Tranche 2 originally consisted of $10.0 million available to draw through September 15, 2025, contingent upon the achievement of certain performance milestones prior to June 30, 2025, which milestones were not met. Tranche 3 consisted of $15.0 million available to draw through the interest-only period in increments of $5.0 million, subject to the sole approval of Hercules' investment committee.

The Hercules Loan Agreement originally provided for a maturity date of July 1, 2028, with an interest-only period running for the first 30 months of the agreement term. This interest-only period was extendable for an additional six months for a total of 36 months upon the achievement of certain performance milestones prior to June 30, 2025; which milestones were not met.

In September 2025, the Company and Hercules entered into a third amendment (the "Amendment") to the Hercules Loan Agreement. The Amendment provided for an additional six-month extension of the interest-only period through February 1, 2027. The Amendment also reallocated the undrawn $10.0 million tranche by increasing the amount available to draw through the interest-only period from $15.0 million to $25.0 million, thereby maintaining the maximum $65.0 million credit facility. The additional $25.0 million may be drawn in minimum increments of $5.0 million, subject in each case to the sole approval of Hercules’ investment committee.

The Term Loans accrue interest at a floating annual rate equal to the greater of 10.35%, or the Wall Street Journal prime rate (the "Prime Rate") plus 2.35%, with the interest rate equal to 10.35% at June 30, 2026. The final payment fee is set at 5.95% of the funded balance, which is recognized as a debt discount and is being accreted into the amortization of debt issuance costs using the effective interest rate method over the term of the loan.

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

The obligations under the Hercules Loan Agreement are guaranteed by us and our future subsidiaries, subject to exceptions for certain foreign subsidiaries. The obligations under the agreement are secured by substantially all of our assets, including its material intellectual property. Additionally, we are subject to customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. We are also subject to certain minimum cash and revenue covenants under the Hercules Loan Agreement. We were in compliance with all covenants as of June 30, 2026.

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

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities, and the reported amounts of revenue and expense during the reporting period. We evaluate our estimates and assumptions on an ongoing basis using historical experience, existing and known circumstances, authoritative accounting guidance, and various other factors we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates described under the heading "Critical Accounting Estimates" in our Annual Report.

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

As of June 30, 2026, we had cash and cash equivalents of $79.8 million, which consisted of bank deposits, money market funds, and U.S. Treasury debt securities. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.

There have been no material changes to our primary risk exposures from those described under the heading "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, which are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in any system of controls, misstatements due to error or fraud may occur and not be detected, and controls may be circumvented or overridden.

Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of June 30, 2026.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in various legal proceedings, regulatory matters, and other disputes or claims arising from or related to claims incident to the normal course of our business activities, including actions with respect to intellectual property, employment, regulatory and product liability. Except as set forth in Note 6, Commitments and Contingencies, to the notes to the unaudited condensed consolidated financial statements under the heading “Financial Information” in this Quarterly Report, we do not believe we are currently a party to any legal proceedings, regulatory matters, or other disputes or claims which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, financial condition, operating results, liquidity or future prospects. However, regardless of the merit of the claims raised or the outcome, these ordinary course matters can have an adverse impact on us as a result of legal costs, diversion of management’s time and resources, and other factors.

Item 1A. Risk Factors.

An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all the information under the heading, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," as well as in our unaudited condensed consolidated financial statements and the related notes contained in this Quarterly Report. In addition, you should carefully consider the risks and uncertainties described under the heading "Risk Factors," of our Annual Report, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, results of operations, financial condition, liquidity, and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view to be material, could have a material adverse effect on our business, results of operations, financial condition, liquidity, and prospects.

We are not aware of any material changes to the risks and uncertainties described under the heading "Risk Factors" in our Annual Report, which information is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Plans

Our directors and executive officers may enter into trading plans or other arrangements with financial institutions to purchase or sell shares of our common stock. These plans or arrangements may constitute Rule 10b5-1 arrangements or non-Rule 10b5-1 trading arrangements, in each case as defined under Item 408(a) of Regulation S-K.

During the three months ended June 30, 2026, none of our executive officers or directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

SIGHT SCIENCES, INC.

Date: August 5, 2026	By:	/s/ James Rodberg
James Rodberg
Chief Financial Officer
(Principal Financial and Accounting Officer)