Form 10-Q
period 2026-09-30
Sight Sciences, Inc.
filed 2026-11-04
CIK 1531177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of the close of business on October 29, 2026, the registrant had 55,578,977 shares of Common Stock, par value $0.001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Sight Sciences,” “we,” “us” and “our” refer to Sight Sciences, Inc.

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 (this "Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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
•
our commercial strategy, including our plans to drive adoption and utilization of TearCare in jurisdictions where fee schedules have been established, expand reimbursed access to the TearCare procedure in other jurisdictions, and develop the standalone Interventional Glaucoma market for pseudophakic patients;
•
estimates of our total addressable market, future revenue, expenses, margins, capital requirements, and our needs for additional financing;
•
our expectation that we will continue to incur net losses for at least the next several years, and our belief that our cash and cash equivalents and other sources of liquidity will be sufficient to fund our operations for at least the next 12 months;
•
our expectations regarding our gross profit and gross margins, including the expected continued improvement in Interventional Dry Eye gross margins as market access and volume expands;
•
our ability to compete effectively with existing competitors and new market entrants;
•
our ability to maintain compliance with the payment terms and the financial and other covenants under our current secured credit facility, and the availability of additional borrowings thereunder;
•
our ability to scale our infrastructure to achieve our business objectives;
•
the expected benefits of the cost-reduction plan we implemented in the third quarter of 2025, including expected reductions in our operating expenses;
•
geopolitical tensions, including with respect to trade policies, government regulations and tariffs, and the related impacts on the cost of our products and gross margins;
•
our ability to obtain timely regulatory clearances or approvals for new products and new or expanded indications for existing products, including the risk of delays, additional testing or clinical study requirements, or unfavorable regulatory decisions that could increase costs, delay commercialization and limit our growth opportunities;
•
our evaluation and expansion of additional third-party manufacturing locations, including the expected timing of availability of additional capacity and the adequacy of our suppliers’ capacity to meet our current and anticipated needs, and the related costs and impacts on our business;
•
our ability to establish, scale and maintain intellectual property protection for our products or avoid claims of infringement, as well as potential impacts to our business that may result from intellectual property related disputes and litigation;

•
the outcome and timing of our patent infringement litigation against Alcon, including Alcon’s appeal of the final judgment and the pending ex parte reexamination proceedings, and our ability to collect any damages or ongoing royalties awarded;
•
our plans for product development, clinical studies and regulatory activities, including the development and commercialization of new products and product iterations;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SIGHT SCIENCES, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$77,402	$91,965
Accounts receivable, net of allowance for credit losses of $183 and $234 at September 30, 2026 and December 31, 2025, respectively	13,380	9,745
Inventory, net	6,502	7,767
Prepaid expenses and other current assets	4,186	3,257
Total current assets	101,470	112,734
Property and equipment, net	1,711	1,610
Operating lease right-of-use assets	1,077	438
Other noncurrent assets	690	518
Total assets	$104,948	$115,300
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,782	$1,343
Accrued compensation	6,483	6,074
Accrued and other current liabilities	4,809	3,610
Short-term debt, net	6,063	—
Total current liabilities	20,137	11,027
Long-term debt, net	34,966	40,300
Other noncurrent liabilities	708	31
Total liabilities	55,811	51,358
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 55,219,266 and 53,493,711 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	55	54
Additional paid-in-capital	458,041	448,611
Accumulated deficit	(408,959)	(384,723)
Total stockholders’ equity	49,137	63,942
Total liabilities and stockholders’ equity	$104,948	$115,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$24,923	$19,906	$68,010	$56,978
Cost of goods sold	3,503	2,709	8,237	8,100
Gross profit	21,420	17,197	59,773	48,878
Operating expenses:
Research and development	2,706	3,352	7,763	12,169
Selling, general and administrative	24,842	21,750	74,438	70,139
Total operating expenses	27,548	25,102	82,201	82,308
Loss from operations	(6,128)	(7,905)	(22,428)	(33,430)
Investment income	692	965	2,111	3,139
Interest expense	(1,312)	(1,306)	(3,869)	(3,853)
Other income (expense), net	(51)	(2)	1	(118)
Loss before income taxes	(6,799)	(8,248)	(24,185)	(34,262)
Provision (benefit) for income taxes	11	(79)	51	2
Net loss and comprehensive loss	$(6,810)	$(8,169)	$(24,236)	$(34,264)
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.16)	$(0.44)	$(0.66)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	55,126,312	52,377,805	54,529,397	51,834,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Three Months Ended September 30, 2026
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2026	54,716,301	$55	$454,988	$(402,149)	$52,894
Issuance of common stock upon exercise of stock options	62,294	—	122	—	122
Issuance of common stock upon vesting of restricted stock units	441,323	—	—	—	—
Withholding taxes on net share settlement of restricted stock units	(652)	—	(4)	—	(4)
Stock-based compensation expense	—	—	2,935	—	2,935
Net loss	—	—	—	(6,810)	(6,810)
Balance at September 30, 2026	55,219,266	$55	$458,041	$(408,959)	$49,137

	Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	53,493,711	$54	$448,611	$(384,723)	$63,942
Issuance of common stock upon exercise of stock options	131,512	—	222	—	222
Issuance of common stock upon vesting of restricted stock units	1,481,640	1	(1)	—	—
Withholding taxes on net share settlement of restricted stock units	(2,764)	—	(17)	—	(17)
Employee stock purchase plan purchases	115,167	—	476	—	476
Stock-based compensation expense	—	—	8,750	—	8,750
Net loss	—	—	—	(24,236)	(24,236)
Balance at September 30, 2026	55,219,266	$55	$458,041	$(408,959)	$49,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2025	52,033,403	$52	$442,352	$(372,392)	$70,012
Issuance of common stock upon exercise of stock options	95,661	—	27	—	27
Issuance of common stock upon vesting of restricted stock units	345,310	—	—	—	—
Withholding taxes on net share settlement of restricted stock units	(147)	—	(1)	—	(1)
Stock-based compensation expense	—	—	2,421	—	2,421
Net loss	—	—	—	(8,169)	(8,169)
Balance at September 30, 2025	52,474,227	$52	$444,799	$(380,561)	$64,290

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	50,937,999	$51	$433,769	$(346,297)	$87,523
Issuance of common stock upon exercise of stock options	173,199	—	148	—	148
Issuance of common stock upon vesting of restricted stock units	1,239,700	1	(1)	—	—
Withholding taxes on net share settlement of restricted stock units	(20,329)	—	(55)	—	(55)
Employee stock purchase plan purchases	143,658	—	433	—	433
Stock-based compensation expense	—	—	10,505	—	10,505
Net loss	—	—	—	(34,264)	(34,264)
Balance at September 30, 2025	52,474,227	$52	$444,799	$(380,561)	$64,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(24,236)	$(34,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	307	379
Accretion of debt discount and debt issuance costs	730	714
Stock-based compensation expense	8,750	10,505
Noncash operating lease expense	332	368
Other	(45)	29
Changes in operating assets and liabilities:
Accounts receivable	(3,617)	1,014
Inventory	1,292	(1,656)
Prepaid expenses and other current assets	(926)	(926)
Other noncurrent assets	(309)	(134)
Accounts payable	1,439	50
Accrued compensation	408	(3,488)
Accrued and other current liabilities	781	(458)
Net cash used in operating activities	(15,094)	(27,867)
Cash flows from investing activities
Purchases of property and equipment	(147)	(380)
Net cash used in investing activities	(147)	(380)
Cash flows from financing activities
Proceeds from employee stock purchase plan purchases	476	433
Taxes paid on net share settlement of restricted stock units	(17)	(55)
Proceeds from exercise of common stock options	222	148
Net cash provided by financing activities	681	526
Net change in cash, cash equivalents, and restricted cash	(14,560)	(27,721)
Cash, cash equivalents, and restricted cash at beginning of period	92,231	120,357
Cash, cash equivalents, and restricted cash at end of period	$77,671	$92,636
Restricted cash	269	263
Cash and cash equivalents at end of period	$77,402	$92,373

Supplemental disclosure of cash flow information
Cash paid for interest	$3,151	$3,140
Operating lease expense	$428	$439
Cash paid for operating leases	$467	$461
Supplemental noncash disclosure of investing and financing activities
New operating lease assets obtained in exchange for operating lease liabilities	$972	$—
Acquisition of property and equipment included in accounts payable and accrued liabilities	$124	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGHT SCIENCES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Company and Nature of Business

Description of Business

Sight Sciences, Inc. (the "Company") was incorporated in the State of Delaware in 2010 and is headquartered in Menlo Park, California. The Company is an ophthalmic medical device company focused on the development and commercialization of surgical and nonsurgical technologies for the treatment of prevalent eye diseases. The Company’s mission is to transform possibility into practice with accessible, interventional technologies and trusted partnerships with eyecare providers, with a vision of making interventional eyecare the standard of care so every patient can be treated earlier, more effectively, and with lasting outcomes.

The Company's product portfolio aligns with its two reportable operating segments, which were renamed in 2025: Interventional Glaucoma (formerly "Surgical Glaucoma") and Interventional Dry Eye (formerly "Dry Eye").

The products for the Interventional Glaucoma segment consist of the OMNI® Surgical System family of products ("OMNI") and the SION® Surgical Instrument ("SION"). OMNI is an implant-free, minimally invasive glaucoma surgery ("MIGS") technology and each of the OMNI products is indicated in the United States to reduce intraocular pressure in adult patients with primary open-angle glaucoma. SION is a bladeless, manually operated device used in ophthalmic surgical procedures to excise trabecular meshwork.

The product portfolio for the Interventional Dry Eye segment consists of the TearCare® System ("TearCare") for ophthalmologists and optometrists. The TearCare System, including the latest pre-commercial iteration of the Company's family of TearCare products, the TearCare MGX™ System, is indicated to improve meibomian gland function in adult patients with evaporative dry eye disease due to meibomian gland dysfunction, when used in conjunction with manual expression of the meibomian glands.

Liquidity Considerations

Since inception, the Company has incurred losses and negative cash flows from operations. As of September 30, 2026, the Company had an accumulated deficit of $409.0 million and recorded a net loss of $24.2 million for the nine months then ended and expects to incur additional losses in the future.

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

The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's financial information contained herein. The condensed consolidated balance sheet as of December 31, 2025 is derived from the Company's consolidated audited financial statements as of that date. These interim condensed consolidated financial statements do not include all disclosures required by US GAAP and should be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes thereto for the fiscal year ended December 31, 2025, which are contained in the Annual Report. The Company's results of operations for the nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period.

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

New Accounting Pronouncements

Accounting Standards Recently Adopted

As of September 30, 2026, there were no ASUs recently adopted by the Company.

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

As of September 30, 2026, there are no additional ASUs issued and not yet adopted that are expected to have a material impact on the Company's financial statements and disclosures.

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

The following tables set forth by level within the fair value hierarchy the Company's assets and liabilities that are measured on a recurring basis and reported at fair value as of September 30, 2026 and December 31, 2025 (in thousands).

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents:
Money market funds	$10,256	$—	$—	$10,256
U.S. Treasury debt securities	$63,708	$—	$—	$63,708
Debt:
Term Loans	$—	$41,029	$—	$41,029
Other noncurrent liabilities:
Common stock warrants	$—	$—	$30	$30

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents:
Money market funds	$1,239	$—	$—	$1,239
U.S. Treasury debt securities	$82,668	$—	$—	$82,668
Debt:
Term Loans	$—	$40,300	$—	$40,300
Other noncurrent liabilities:
Common stock warrants	$—	$—	$30	$30

The Company's investments in U.S. Treasury debt securities are classified as held-to-maturity and all have been purchased with original maturities of 90 days or less. Held-to-maturity debt securities are recorded at amortized cost in the financial statements.

The following tables set forth the unrealized gains on held-to-maturity U.S. Treasury debt securities as of September 30, 2026 and December 31, 2025 (in thousands).

	September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. Treasury debt securities	$63,711	$1	$(4)	$63,708

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. Treasury debt securities	$82,646	$22	$—	$82,668

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis. As of September 30, 2026 and December 31, 2025, the carrying amount of outstanding debt totaled $41.0 million and $40.3 million, respectively. This outstanding debt is classified as Level 2 as it is not actively traded. The amortized cost of the outstanding debt approximates the fair value.

The Company measures the fair value of the unissued common stock warrants that may be issued pursuant to the Hercules Loan Agreement (as defined in Note 5, Debt) using the Black-Scholes option pricing method. See Note 5, Debt, and Note 7, Stockholders' Equity, for additional information regarding the common stock warrants.

The financial statements as of September 30, 2026 and December 31, 2025 do not include any assets or liabilities that are measured at fair value on a nonrecurring basis.

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Tools and equipment	$2,649	$2,215
Computer equipment and software	37	37
Furniture and fixtures	493	461
Leasehold improvements	38	38
Construction in process	1,053	1,260
	4,270	4,011
Less: Accumulated depreciation	(2,559)	(2,401)
Property and equipment, net	$1,711	$1,610

Depreciation expense was $0.1 million for both the three months ended September 30, 2026 and 2025. Depreciation expense was $0.2 million for both the nine months ended September 30, 2026, and 2025.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Accrued expenses	$2,960	$2,140
Sales tax payable	455	338
Current portion of lease liabilities	399	475
Short-term interest payable	345	357
Other accrued liabilities	650	300
Total accrued and other current liabilities	$4,809	$3,610

Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Noncurrent portion of lease liabilities	$678	$—
Other noncurrent liabilities	30	31
Total other noncurrent liabilities	$708	$31

Note 5. Debt

Hercules Capital Loan Agreement

In January 2024, the Company entered into a Loan and Security Agreement (the "Hercules Loan Agreement") with Hercules Capital, Inc. ("Hercules") and certain of its affiliates (collectively with Hercules, the "Lenders"), which provides for a senior secured term loan facility in the aggregate principal amount of up to $65.0 million. On January 22, 2024, an initial $35.0 million term loan (the "Initial Loan") was funded under the Hercules Loan Agreement, the proceeds of which were used to discharge the Company’s indebtedness under its previous credit facility with MidCap Financial Trust and certain of its affiliates. On December 10, 2024, the Company consummated the drawdown of the $5.0 million Tranche I(b) term loan advance (the "Tranche I(b) Loan") contemplated by the Hercules Loan Agreement. As of September 30, 2026, the aggregate principal amount of borrowings under the Hercules Loan Agreement was $40.0 million.

In addition to the Initial Loan and the Tranche I(b) Loan, the Hercules Loan Agreement provides for additional tranches (the "Tranche Loans" and, together with the Initial Loan and the Tranche I(b) Loan, the "Term Loans"). Tranche 2 originally consisted of $10.0 million available to draw through September 15, 2025, contingent upon the achievement of certain performance milestones prior to June 30, 2025, which milestones were not met. Tranche 3 originally consisted of $15.0 million available to draw through the interest-only period in increments of $5.0 million, subject to the sole approval of Hercules’ investment committee.

The Hercules Loan Agreement originally provided for a maturity date of July 1, 2028, with an interest-only period running for the first 30 months of the term, which was extendable for an additional six months upon the achievement of certain performance milestones prior to June 30, 2025, which milestones were not met. In September 2025, the Company and Hercules entered into a third amendment (the "Third Amendment") to the Hercules Loan Agreement, pursuant to which the expiration of the interest-only period was extended by an additional six months, from August 1, 2026 to February 1, 2027. The Third Amendment also reallocated the undrawn $10.0 million tranche by increasing the amount available to draw through the interest-only period from $15.0 million to $25.0 million, thereby maintaining the maximum $65.0 million credit facility. The additional $25.0 million may be drawn in minimum increments of $5.0 million, subject in each case to the sole approval of Hercules’ investment committee. In October 2026, the Company and Hercules entered into a fourth amendment to the Hercules Loan Agreement, pursuant to which the expiration of the interest-only period was extended by an additional six months, from February 1, 2027, to August 1, 2027. Due to the Company’s intent and ability to extend the interest only period via amendment of the Hercules Loan Agreement, as of September 30, 2026, the Company recorded the debt that is due for repayment in greater than twelve months under the fourth amendment as Long-term debt, net on the condensed consolidated balance sheet as of September 30, 2026.

The Term Loans accrue interest at a floating annual rate equal to the greater of 10.35% or the Wall Street Journal prime rate (the "Prime Rate") plus 2.35%, with the interest rate equal to 10.35% at September 30, 2026. The final payment fee is set at 5.95% of the funded balance, which is recognized as a debt discount and is being accreted into the amortization of debt issuance costs using the effective interest rate method over the term of the loan.

In conjunction with the funding of the Initial Loan, the Company issued warrants to the Lenders to purchase up to an aggregate of 135,688 shares of its common stock at an exercise price of $5.159 per share, which were recorded and classified as equity. Upon the funding of the Tranche I(b) Loan, the Company issued additional warrants to the Lenders to purchase 26,095 shares of its common stock at an exercise price of $3.83 per share. Each warrant is exercisable for a period of seven years from the date of issuance. If any Tranche Loans are funded, the Company will be obligated to issue to the Lenders additional warrants to purchase common stock in an amount equal to 2.0% of the funded balance of each Tranche Loan, divided by the exercise price on the date the Company draws funds under such Tranche Loan. The exercise price will be calculated using the five-day volume-weighted average stock price as of such date. See Note 7, Stockholders' Equity, for additional information regarding these common stock warrants.

The obligations under the Hercules Loan Agreement are guaranteed by the Company and its future subsidiaries, subject to exceptions for certain foreign subsidiaries. The obligations under the agreement are secured by substantially all of the Company's assets, including its material intellectual property. Additionally, the Company is subject to customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. The Company is also subject to certain minimum cash and revenue covenants under the Hercules Loan Agreement. The Company was in compliance with all covenants as of September 30, 2026.

While any Term Loans remain outstanding under the Hercules Loan Agreement, the Company is required to use commercially reasonable efforts to grant to the Lenders the option to invest up to $3.0 million in the Company’s next round of equity financing, if any, that is broadly marketed to multiple investors, on the same terms, conditions and pricing offered to investors in such equity financing.

Maturities Schedule

Term Loans balances as of September 30, 2026 and December 31, 2025, respectively, were as follows (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Term Loans	$40,000	$40,000
Total principal payments due	40,000	40,000
Unamortized discount and debt issuance costs	(481)	(740)
Cumulative accretion of exit fee	1,510	1,040
Total amounts outstanding	41,029	40,300
Less: current portion	(6,063)	—
Long-term debt, net	$34,966	$40,300

The repayment schedule relating to the Term Loans as of September 30, 2026, is as follows (in thousands):

Amount
2026 (remainder)	$—
2027	23,675
2028	16,325
Total principal payments	$40,000
Final fee due at maturity	2,380
Total repayments	$42,380

Note 6. Commitments and Contingencies

Legal Proceedings

On September 16, 2021, the Company filed suit in the U.S. District Court for the District of Delaware (C.A. No. 1:21-cv-01317) (the "Court") alleging that Ivantis, Inc. ("Ivantis") directly and indirectly infringes the Company’s U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 by making, using, selling, and offering for sale the Hydrus® Microstent. The Company’s complaint seeks money damages and injunctive relief. On January 24, 2022, Ivantis asserted counterclaims requesting declaratory judgments that the Company's asserted patents-in-suit are not infringed and/or invalid. On August 1, 2022, the Company filed an amended complaint alleging that Alcon Inc., Alcon Vision, LLC and Alcon Research, LLC (collectively, "Alcon") infringe the four originally asserted patents by making, using, selling, and offering for sale the Hydrus® Microstent, and that all defendants also infringe U.S. Patent No. 11,389,328. The defendants asserted counterclaims requesting declaratory judgments that the Company’s asserted patents-in-suit are not infringed and/or are invalid. In September 2022, Ivantis and Alcon filed petitions with the U.S. Patent and Trademark Office ("USPTO") seeking inter partes review of U.S. Patent Nos. 8,287,482, 9,370,443, 9,486,361, and 10,314,742 (IPR2022-01529, IPR2022-01530, IPR2022-01533, IPR2022-01540), each of which the USPTO denied for raising prior art references and invalidity arguments that were cumulative of those previously considered by the USPTO. On April 26, 2024, at the conclusion of a five-day jury trial, the Company was awarded a positive jury trial verdict of $34 million, comprised of $5.5 million in lost profits damages and $28.5 million in royalty damages for commercial sales of the Hydrus® Microstent for the period between its commercial launch through trial. The patents at issue were U.S. Patent Nos. 8,287,482, 9,370,443, and 11,389,328. In December 2024, the Court heard oral arguments on the parties’ post-trial briefings at the conclusion of which, the Court ordered the parties to engage in non-binding mediation. In March 2025, the Company and Alcon informed the Court that the dispute had not been resolved through mediation and asked the Court to rule on the parties’ post-trial motions and enter a judgment. On April 22, 2026, the Court entered its final judgment on the parties’ post-trial motions. The final judgment upheld the trial jury’s findings that the patent claims asserted by the Company at trial were valid and were willfully infringed by Alcon and awarded the Company: (i) total monetary damages of $55.4 million, and (ii) an ongoing royalty of 10% of Hydrus revenue through the date of expiration of the last of the patents. On May 27, 2026, Alcon filed its notice of appeal of the Court’s final judgment, and its opening brief was filed September 27, 2026. The Company expects briefing in Alcon’s appeal to conclude in early 2027 and that the Federal Circuit Court of Appeals will schedule oral argument thereafter.

In June 2025, Alcon filed petitions with the USPTO for ex parte reexaminations challenging the validity of each of the three patents asserted by the Company at trial, based on prior art patents and publications. The USPTO granted Alcon’s requests to initiate the reexaminations. On May 5, 2026, the USPTO issued a Notice of Intent to Issue ex parte Reexamination Certificate for U.S. Patent No. 9,370,443 (the "'443 patent"), which confirms the patentability of the patent claims at issue in the '443 patent, including claims 8, 24, and 58, which were found infringed by Alcon by a jury in the federal court for the U.S. District Court for the District of Delaware. The Reexamination Certificate is expected to be published shortly and is not subject to appeal. On August 13, 2026, the USPTO issued a Notice of Intent to Issue ex parte Reexamination Certificate for U.S. Patent No. 11,389,328 (the "'328 patent"), which confirms the patentability of the patent claim at issue in the '328 patent (claim 18), which was found infringed by Alcon by a jury in the federal court for the U.S. District Court for the District of Delaware. The Reexamination Certificate was issued on October 27, 2026 and is not subject to appeal. Ex parte reexamination proceedings regarding U.S. Patent No. 8,287,482 (the "'482 patent"), which was found infringed by the jury remain pending in the USPTO.

It is possible that the April 2024 jury verdict in the Company’s favor, and subsequent final judgment from the Court upholding this verdict, may be materially and adversely impacted if the remaining reexamination proceeding for the ‘482 patent results in a final, non-appealable judgment of invalidity of the asserted claims of the ‘482 patent before a final, non-appealable judgment is entered by the Court in the patent infringement litigation or if the asserted claims are amended during the reexamination proceeding. For example, entry of such judgment of invalidity by the USPTO could include vacating the jury verdict and a finding of invalidity by the Court of this patent-in-suit. The Company is presently unable to predict the outcome of the lawsuit or the remaining ex parte reexamination proceeding or to reasonably estimate the potential financial impact of the lawsuit or ex parte reexamination proceeding. The entry of the final judgment triggered the Company’s obligation to pay a $5.4 million litigation success fee to its litigation counsel, which was accrued in the first quarter of 2026 and paid in the second quarter of 2026.

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

Except as described above, as of September 30, 2026 the Company was not a party to any legal proceedings, regulatory matters, or other disputes or claims which, if determined adversely, would, individually or taken together, have a material adverse effect on the Company’s business, financial condition, operating results, liquidity, or future prospects.

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director or officer may be subject to any proceeding arising out of acts or omissions of such director or officer in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. This insurance allows the transfer of risk associated with the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of September 30, 2026 and December 31, 2025.

Note 7. Stockholders' Equity

Common Stock

The Company’s certificate of incorporation provides for 200,000,000 authorized shares of common stock, par value $0.001 per share, and 10,000,000 authorized shares of preferred stock, par value $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds are legally available, when and if declared by the board of directors. As of September 30, 2026, no dividends have been declared. Each share of common stock is entitled to one vote.

At September 30, 2026 and December 31, 2025, the Company had reserved common stock for future issuances as follows:

	September 30,	December 31,
	2026	2025
Common stock available for future grants	8,335,924	7,876,575
Common stock options issued and outstanding	2,870,264	3,063,476
Restricted stock units outstanding	4,621,005	4,048,888
Shares available for future purchase under employee stock purchase plan	2,299,981	1,880,211
Common stock reserved for issuance upon exercise of outstanding warrants	161,783	161,783
Total	18,288,957	17,030,933

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

The unissued warrants do not meet the requirements for classification as equity and are recorded as other noncurrent liabilities in the consolidated financial statements. As of both September 30, 2026 and December 31, 2025, the fair value of the unissued warrants recorded was less than $0.1 million.

Note 8. Equity Incentive Plans

2011 Stock Option Plan and 2021 Incentive Award Plan

In 2011, the Company approved the 2011 Stock Option Plan (the "2011 Plan") that provided for the grant of stock options to employees and nonemployees of the Company.

In July 2021, the board of directors and stockholders approved the 2021 Incentive Award Plan (the "2021 Plan"), which superseded the 2011 Plan. Under the 2021 Plan, the Company has the ability to issue incentive stock options ("ISOs"), nonqualified stock options ("NSOs"), stock appreciation rights, dividend equivalent rights, restricted stock awards, and restricted stock units ("RSUs"), including performance-based and time-based RSUs.

Stock options can typically be granted for periods of up to ten years. For stock options granted to a grantee who, at the time the option is granted, owned stock representing more than 10% of the voting power of all classes of stock of the Company (or any parent or subsidiary of the Company), the term of the stock option may be granted for periods of up to five years. The ISOs and NSOs will be granted at a price per share not less than the grant date fair value of the shares. The exercise price of a stock option granted to a 10% stockholder shall be not less than 110% of the grant date fair value of the shares. Stock options granted to new hires generally vest over a four-year period, with 25% of the shares vesting on the first anniversary of the grant date and the remaining shares vesting in 36 equal monthly installments thereafter. Stock options granted as merit awards generally vest in 48 equal monthly installments following the grant date.

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

Performance-based RSUs, which have been granted to certain executives, vest based on achievement of performance targets defined in each executive’s grant agreement. These awards generally vest over a three-year period subject to and contingent upon achievement of the performance targets. Up to 200% of the target number of shares subject to each performance-based RSU are typically eligible to be earned.

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

As of September 30, 2026 and December 31, 2025, there were 8,335,924 shares and 7,876,575 shares, respectively, of common stock available for issuance under the 2021 Plan.

Stock Option Awards

The following table summarizes stock option activity under the 2021 Plan during the periods presented:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2025	3,063,476	$10.88	5.5	$3,315
Forfeited/cancelled	(61,700)	10.88
Exercised/released	(131,512)	1.69
Balances as of September 30, 2026	2,870,264	$11.30	4.7	$3,124
Vested and exercisable as of September 30, 2026	2,809,717	$11.38	4.6	$3,008

During the three months ended September 30, 2026 and 2025, the Company recorded stock-based compensation expense of $0.2 million and $0.7 million related to stock option awards, respectively. During the nine months ended September 30, 2026 and 2025, the Company recorded stock-based compensation expense of $0.6 million and $3.5 million related to stock option awards, respectively. The Company did not grant any stock option awards during the nine months ended September 30, 2026.

The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2026 was $0.4 million and $0.7 million, respectively. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock options and the fair value of the common stock on the date of exercise. As of September 30, 2026, the unrecognized stock-based compensation expense relating to unvested stock options was $0.2 million, which is expected to be recognized over a weighted-average period of approximately 0.3 years.

Restricted Stock Units

The following table summarizes RSU activity under the 2021 Plan during the periods presented:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding, December 31, 2025	4,048,888	$4.4
Granted	2,540,849	6.5
Forfeited/cancelled	(489,856)	4.9
Vested	(1,478,876)	5.4
Outstanding, September 30, 2026	4,621,005	$5.2

During the three months ended March 31, 2026, the Company granted performance-based RSUs to certain executives, the vesting of which is dependent upon the achievement of a revenue performance target. These awards, if earned, shall vest in equal, consecutive installments over three years, with the first installment vesting upon the date of determination of the level of achievement of the performance target and the resulting number of RSUs earned. Vesting is contingent upon continued service through each subsequent vesting date. The number of shares included as "Granted" in the above table reflects 0.2 million shares expected to be earned based on estimated achievement of performance targets.

During the three months ended September 30, 2026 and 2025, the Company recorded stock-based compensation expense of $2.7 million and $1.7 million related to the RSUs, respectively, including $0.2 million and $0.0 million related to the performance-based RSUs, respectively. During the nine months ended September 30, 2026 and 2025, the Company recorded stock-based compensation expense of $7.8 million and $6.7 million related to the RSUs, respectively, including $0.5 million and $0.0 million related to the performance-based RSUs, respectively. As of September 30, 2026, the unrecognized stock-based compensation expense relating to RSUs was $19.9 million, of which $0.9 million is related to the performance-based RSUs. This expense is expected to be recognized over a weighted-average period of approximately 2.7 years.

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

As of September 30, 2026 and December 31, 2025, there were 2,299,981 and 1,880,211 shares of common stock available for issuance under the ESPP, respectively.

During the nine months ended September 30, 2026, participants purchased 115,167 shares for an aggregate of $0.5 million under the ESPP. As of September 30, 2026, the Company had collected payroll withholdings of $0.3 million in the current offering period for the purchase of shares under the ESPP. The Company recorded stock-based compensation expense of $0.1 million related to the ESPP for each of the three months ended September 30, 2026 and 2025. The Company recorded stock-based compensation expense of $0.3 million related to the ESPP for each of the nine months ended September 30, 2026 and 2025.

The grant date fair value of shares issuable under the ESPP was calculated using the Black-Scholes valuation model using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected term (in years)	0.50	0.49 – 0.50	0.49 – 0.50	0.49 – 0.50
Expected volatility	81.38%	71.55% – 72.80%	81.38% – 84.10%	71.55% – 72.80%
Risk-free interest rate	3.74%	4.27% – 4.47%	3.74% – 3.83%	4.27% – 4.47%
Dividend yield	–	–	–	–

Stock-Based Compensation

The following is a summary of stock-based compensation expense by function (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of goods sold	$125	$39	$368	$260
Research and development	277	151	830	1,638
Selling, general and administrative	2,533	2,231	7,552	8,607
Total stock-based compensation expense	$2,935	$2,421	$8,750	$10,505

Note 9. Net Loss per Share Attributable to Common Stockholders

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. As the Company reported a net loss for the three and nine months ended September 30, 2026 and 2025, basic net loss per share is the same as diluted net loss per share as the inclusion of potentially dilutive shares would have been antidilutive if included in the calculation.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(6,810)	$(8,169)	$(24,236)	$(34,264)
Denominator:
Weighted-average shares of common stock outstanding—basic and diluted	55,126,312	52,377,805	54,529,397	51,834,063
Net loss per share attributable to common stockholders—basic and diluted	$(0.12)	$(0.16)	$(0.44)	$(0.66)

The following potentially dilutive issued and outstanding securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive as a result of the net loss position:

	September 30,
	2026	2025
Stock option awards	2,870,264	3,689,972
Restricted stock units	4,621,005	4,533,479
Common stock warrants	161,783	161,783
Total	7,653,052	8,385,234

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

The following table summarizes select operating results information for each reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Interventional Glaucoma	$21,046	$19,718	$60,105	$56,063
Interventional Dry Eye	3,877	188	7,905	915
Total	24,923	19,906	68,010	56,978
Cost of goods sold
Interventional Glaucoma cost of goods sold	2,688	2,592	7,865	7,662
Interventional Glaucoma tariff recovery	—	—	(1,231)	—
Interventional Dry Eye cost of goods sold	815	117	1,738	438
Interventional Dry Eye tariff recovery	—	—	(135)	—
Total cost of goods sold	3,503	2,709	8,237	8,100
Gross profit
Interventional Glaucoma	18,358	17,126	53,471	48,401
Interventional Dry Eye	3,062	71	6,302	477
Total	21,420	17,197	59,773	48,878
Operating expenses	(27,548)	(25,102)	(82,201)	(82,308)
Investment income	692	965	2,111	3,139
Interest expense	(1,312)	(1,306)	(3,869)	(3,853)
Other income (expense), net	(51)	(2)	1	(118)
Loss before income taxes	$(6,799)	$(8,248)	$(24,185)	$(34,262)

Note 11. Subsequent Event

In October 2026, the Company and Hercules entered into a fourth amendment to the Hercules Loan Agreement, pursuant to which the expiration of the interest-only period was extended by an additional six months, from February 1, 2027, to August 1, 2027.

The contractual maturities of Long-term debt, giving the effect to the refinancing, are as follows:

Amount
2026 (remainder)	$—
2027	16,136
2028	23,864
Total principal payments	$40,000
Final fee due at maturity	2,380
Total repayments	$42,380

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

EXECUTIVE OVERVIEW

Our Strategy

Sight Sciences’ mission is to transform possibility into practice with accessible, interventional technologies and trusted partnerships with eyecare providers, with a vision of making interventional eyecare the standard of care so every patient can be treated earlier, more effectively, and with lasting outcomes. We are passionate about improving patients’ lives by helping them preserve their sight. Our objective is to develop and market products for use in new treatment paradigms and to create an interventional mindset in eyecare whereby our products may be used in procedures which supplant conventional outdated approaches. Our business philosophy is grounded in the following principles:

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

Our initial product development has focused on the treatment of two of the world’s most prevalent and underserved eye diseases, glaucoma and dry eye disease ("DED"). We have commercialized products in each of our two reportable operating segments, Interventional Glaucoma and Interventional Dry Eye. Our Interventional Glaucoma revenue consists of sales of our OMNI® Surgical System family of products ("OMNI") as well as the SION® Surgical Instrument ("SION"). Our Interventional Dry Eye revenue consists of sales of the TearCare® System ("TearCare"), as well as related components and accessories. Each product is primarily sold through a highly involved direct sales model that offers intensive education, training and customer service. We believe this model not only enables us to differentiate our products and our company from competitors, but also expands our addressable market by educating ECPs, patients and other stakeholders on our products and evolving treatment paradigms. Outside of the U.S., we have established direct commercial operations in the United Kingdom and Germany. We sell OMNI directly in the United Kingdom and Germany, and indirectly in several other countries in Europe through distributors.

We sell OMNI and SION to facilities where ophthalmic surgeons perform outpatient procedures, such as ambulatory surgery centers ("ASCs") and hospital outpatient departments ("HOPDs"), which are typically reimbursed by Medicare (or a similar foreign governmental reimbursement entity) or private payors for procedures using our products. We are focused on educating surgeons on the clinical benefits of earlier interventions with the comprehensive OMNI and TearCare procedures, driving TearCare revenue growth in the jurisdictions where appropriate payment values have been established for the TearCare procedure, expanding equitable reimbursed access to the TearCare procedure in other jurisdictions, engaging with existing accounts, enhancing competitive counter-selling, investing in targeted commercial resources including growth of our TearCare commercial infrastructure, and developing the OMNI pseudophakic standalone market.

The TearCare system we sell to ECPs is specifically designed for meibomian gland evacuation using heat delivered through wearable, open-eye eyelid treatment devices in combination with manual expression.

Our TearCare commercial strategy is focused on a comprehensive, clinical data-driven, long-term market development plan that aims to improve awareness and patient access to TearCare. In addition, in the areas where appropriate fee schedules have been established for the TearCare procedure, we are focusing our commercial resources on supporting providers in these specific geographies to drive utilization. Our strategy is focused on driving adoption and utilization through our experienced sales, marketing, and customer support teams who are already dedicated to the dry eye market, and the ECP customers who have previously purchased TearCare SmartHubs in these states. Furthermore, we are targeting new ECP customers in these states based on their current treatment approaches to DED, while also focusing on our current Interventional Glaucoma customers, who may benefit from adding TearCare to their current treatment offerings.

We do not have, and do not currently intend to develop, any internal manufacturing capabilities or infrastructure, and rely on a number of third-party manufacturers, many of which are single source suppliers, for the components, accessories and materials that are utilized in the assembly of our products. We believe the manufacturing capacity provided by our current suppliers will be adequate to meet our current and anticipated manufacturing needs across all of our product lines. However, as part of our long-term manufacturing strategy, we are actively expanding third party manufacturing capacity and options for our products, which we expect will be available to us in the current year for certain products. We plan to continue to utilize third party contract manufacturers for our products and any related components.

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

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025 (dollars in thousands)

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025	%	2026	2025	%
	(unaudited)			(unaudited)
Revenue
Interventional Glaucoma	$21,046	$19,718	6.7%	$60,105	$56,063	7.2%
Percentage of total	84.4%	99.1%		88.4%	98.4%
Interventional Dry Eye	3,877	188	1,962.2	7,905	915	763.9
Percentage of total	15.6%	0.9%		11.6%	1.6%
Total	24,923	19,906	25.2	68,010	56,978	19.4
Cost of goods sold
Interventional Glaucoma	2,688	2,592	3.7	6,634	7,662	(13.4)
Interventional Dry Eye	815	117	596.6	1,603	438	266.0
Total	3,503	2,709	29.3	8,237	8,100	1.7
Gross profit
Interventional Glaucoma	18,358	17,126	7.2	53,471	48,401	10.5
Interventional Dry Eye	3,062	71	4,212.7	6,302	477	1,221.2
Total	21,420	17,197	24.6	59,773	48,878	22.3
Gross margin
Interventional Glaucoma	87.2%	86.9%		89.0%	86.3%
Interventional Dry Eye	79.0%	37.8%		79.7%	52.1%
Total	85.9%	86.4%		87.9%	85.8%
Operating expenses
Research and development	2,706	3,352	(19.3)	7,763	12,169	(36.2)
Selling, general and administrative	24,842	21,750	14.2	74,438	70,139	6.1
Total operating expenses	27,548	25,102	9.7	82,201	82,308	(0.1)
Loss from operations	(6,128)	(7,905)	22.5	(22,428)	(33,430)	32.9
Investment income	692	965	(28.3)	2,111	3,139	(32.7)
Interest expense	(1,312)	(1,306)	(0.5)	(3,869)	(3,853)	(0.4)
Other income (expense), net	(51)	(2)	n/m	1	(118)	n/m

Loss before income taxes	(6,799)	(8,248)	17.6	(24,185)	(34,262)	29.4
Provision (benefit) for income taxes	11	(79)	n/m	51	2	n/m
Net loss and comprehensive loss	$(6,810)	$(8,169)	16.6%	$(24,236)	$(34,264)	29.3%

Revenue. We currently derive the majority of our revenue from the sale of our OMNI and SION products to ASCs and HOPDs and from the sale of our TearCare products to ECPs. To date, the revenue from our Interventional Glaucoma segment has accounted for the vast majority of our total revenue, substantially all of which was generated from sales within the U.S. Our Interventional Glaucoma customers place orders based on their expected procedure volumes. Our TearCare customers typically purchase a TearCare System which consists of one or more TearCare SmartHubs® ("SmartHubs"), multiple single-use TearCare SmartLids® ("SmartLids") and other accessories. After utilizing their initial inventory, customers can reorder SmartLids as needed. No single customer accounted for 10% or more of our revenue for the three and nine months ended September 30, 2026 and 2025.

The growth of our revenue is primarily driven by the demand for elective surgery and treatment utilizing our products in the United States and Europe, product reimbursement rates and coverage criteria, and competition. Such demand is often lower during the first quarter of the fiscal year because of fewer business or surgery days due to holidays and adverse weather conditions and lower during the third quarter because of ECP vacations. For the three and nine months ended September 30, 2026, we generated more than 90% of our revenue from customers in the U.S.

Revenue was $24.9 million during the three months ended September 30, 2026, an increase of $5.0 million, or 25.2% compared to $19.9 million in the prior year comparable period. For the nine months ended September 30, 2026, revenue was $68.0 million, an increase of $11.0 million, or 19.4% compared to $57.0 million in the prior year comparable period. The increase in revenue for the three- and nine-month periods was primarily as a result of the following:

•
Interventional Glaucoma segment revenue for the three months ended September 30, 2026 increased by $1.3 million, or 6.7%, to $21.0 million, compared to $19.7 million for the three months ended September 30, 2025. Interventional Glaucoma revenue for the nine months ended September 30, 2026 increased by $4.0 million, or 7.2%, to $60.1 million, compared to $56.1 million for the nine months ended September 30, 2025. For both the three and nine months ended September 30, 2026, the overall increase in Interventional Glaucoma revenue was primarily attributable to an increase in the number of OMNI units sold in the comparable periods, as well as an increase in average selling prices.
•
Interventional Dry Eye segment revenue for the three months ended September 30, 2026 was $3.9 million, an increase of $3.7 million compared to $0.2 million for the three months ended September 30, 2025. Interventional Dry Eye revenue for the nine months ended September 30, 2026 was $7.9 million, an increase of $7.0 million compared to $0.9 million for the nine months ended September 30, 2025. For both the three- and nine-month periods ended September 30, 2026, the overall increase in Interventional Dry Eye revenue compared to the prior year comparable periods was primarily due to an increased volume of SmartLids sold as well as increased average selling prices. We achieved reimbursement in the fourth quarter of 2025 with the establishment of fee schedules for CPT code 0563T, the code specifically associated with the TearCare procedure, by two Medicare Administrative Contractors, which has led to the increased volume.

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

Cost of goods sold was $3.5 million during the three months ended September 30, 2026, an increase of $0.8 million, or 29.3%, from $2.7 million in the prior year comparable period. Cost of goods sold for the nine months ended September 30, 2026, was $8.2 million, an increase of $0.1 million or 1.7% from $8.1 million in the prior year comparable period. The increase in cost of goods sold was primarily as a result of the following:

•
Interventional Glaucoma segment cost of goods sold increased $0.1 million and decreased $1.0 million in the three and nine months ended September 30, 2026, respectively, compared to the prior year comparable periods. The increase in the three months ended September 30, 2026 was primarily due to increased volumes. For the nine months ended September 30, 2026, the decrease primarily related to $1.2 million of tariff refunds received in the second quarter of 2026.
•
Interventional Dry Eye segment cost of goods sold increased $0.7 million and $1.2 million in the three and nine months ended September 30, 2026, respectively, compared to the prior year comparable periods. These increases were primarily driven by higher volumes of SmartLids sold in the current year. The increase in the nine months ended September 30, 2026 was partially offset by $0.1 million of tariff refunds received in the second quarter of 2026.

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

Our total gross profit was $21.4 million in the three months ended September 30, 2026, an increase of $4.2 million from the prior year comparable period. Our gross profit was $59.8 million in the nine months ended September 30, 2026, an increase of $10.9 million from the prior year comparable period. Our gross margin for the three months ended September 30, 2026 was 85.9%, decreasing from 86.4% in the three months ended September 30, 2025. Our gross margin for the nine months ended September 30, 2026 was 87.9%, increasing from 85.8% in the nine months ended September 30, 2025. These changes were primarily the result of a shift in product mix as well as the following:

•
Interventional Glaucoma segment gross margin was 87.2% and 89.0% for the three and nine months ended September 30, 2026, respectively, an increase from 86.9% and 86.3% for the prior year comparable periods. The increase in gross margin in the three-month period was primarily driven by higher volumes. The increase in gross margin in the nine-month period was primarily driven by $1.2 million of tariff refunds received in the second quarter of 2026, as well as volume increases.
•
Interventional Dry Eye segment gross margin was 79.0% and 79.7% for the three and nine months ended September 30, 2026, respectively, an increase from 37.8% and 52.1%, respectively, for the prior year comparable periods. The increase in both periods was due to increased average selling price and higher volumes. Interventional Dry Eye margins are expected to continue to improve over time as market access and volume expands.

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

R&D expenses were $2.7 million for the three months ended September 30, 2026, a decrease of $0.6 million from the prior year comparable period. The decrease in R&D expenses was driven by a $1.1 million decrease in payroll headcount-related expenses, due to reduced headcount in the current year period as a result of our reduction in force in August 2025. Partially offsetting this decrease in expense was a $0.4 million increase in consulting and product development costs.

R&D expenses were $7.8 million for the nine months ended September 30, 2026, a decrease of $4.4 million from the prior year comparable period. The decrease in R&D expenses was driven by a $4.2 million decrease in headcount-related expenses, including stock-based compensation expense, due to reduced headcount in the current year, and a $0.6 million decrease in clinical studies expenses. Partially offsetting the decreases was a $0.9 million increase in consulting and product development costs.

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

SG&A expenses were $24.8 million for the three months ended September 30, 2026, an increase of $3.1 million from the prior year comparable period. The increase was primarily driven by a $1.3 million increase in headcount-related expenses, including stock-based compensation expense, driven by increased headcount in the current year, due to the expansion of commercial resources and revenue growth. Additionally, marketing, training, and other commercial expenses increased $1.7 million related to investments to drive growth in both of our operating segments.

SG&A expenses were $74.4 million for the nine months ended September 30, 2026, an increase of $4.3 million from the prior year comparable period. The increase was primarily driven by a $5.7 million increase in legal expenses, which includes a $5.4 million litigation success fee charge associated with the final judgment in the Alcon litigation. This increase was partially offset by a $0.8 million decrease in headcount-related expenses, including stock-based compensation expense, in the current year related to the prior year reduction in force. Additionally, consulting and marketing expenses decreased by $1.0 million in the current year period.

Investment Income. Investment income primarily consists of interest and amortization on held-to-maturity investments in U.S. treasury debt securities and interest on money market funds.

Investment income was $0.7 million for the three months ended September 30, 2026, a decrease of $0.3 million from the prior year comparable period. Investment income was $2.1 million for the nine months ended September 30, 2026, a decrease of $1.0 million from the prior year comparable period. The decrease in the three and nine months ended September 30, 2026 was due to lower investment balances on held-to-maturity investments during the current period.

Interest Expense. Interest expense consists of interest incurred on our outstanding indebtedness and non-cash interest related to the accretion of debt discount and amortization of debt issuance costs associated with the Term Loans.

Interest expense was flat during the three and nine months ended September 30, 2026, compared to the prior year comparable periods.

Other Income (Expense), Net. Other income (expense), net primarily consists of income and expenses that do not originate from our primary business.

Other income (expense), net was not material for the three and nine months ended September 30, 2026 and 2025.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025

Net cash used in operating activities	$(15,094)	$(27,867)
Net cash used in investing activities	(147)	(380)
Net cash provided by financing activities	681	526
Net change in cash, cash equivalents, and restricted cash	$(14,560)	$(27,721)

Net Cash Used in Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2026 was $15.1 million, consisting primarily of a net loss of $24.2 million, as well as a net change in our operating assets and liabilities of $0.9 million. Partially offsetting these were non-cash charges of $10.1 million. The net change in our operating assets and liabilities was primarily due to a $3.6 million increase in accounts receivable and a $0.9 million increase in prepaid expenses and other current assets. These changes were partially offset by a $1.3 million decrease in inventory and a $1.4 million increase in accounts payable. The non-cash charges primarily consisted of $8.7 million related to stock-based compensation expense and $0.7 million of accretion of debt discount and debt issuance costs.

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

Net Cash Used in Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2026 and 2025 was $0.1 million and $0.4 million, respectively. The cash used in both periods was for purchases of property and equipment.

Net Cash Provided by Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2026 and 2025 was $0.7 million and $0.5 million, respectively, consisting primarily of proceeds from employee stock purchase plan purchases and stock option exercises.

Liquidity and Capital Resources

Sources of Liquidity

To date our primary sources of capital have been private placements of redeemable convertible preferred stock, the sale of common stock in our IPO, debt financing arrangements, and revenue from the sale of our products. In January 2024, we entered into a Loan and Security Agreement (as amended, the "Hercules Loan Agreement") with Hercules Capital, Inc ("Hercules") and certain of its affiliates (collectively with Hercules, the "Lenders"), which provides for a senior secured term loan facility in the aggregate principal amount of up to $65.0 million. We used the proceeds from an initial $35.0 million term loan funded under the Hercules Loan Agreement to discharge our indebtedness under our previous credit facility with MidCap Financial Trust and certain of its affiliates. In December 2024, we drew an additional $5.0 million term loan advance under the Hercules Loan Agreement.

As of September 30, 2026, we had cash and cash equivalents of $77.4 million, an accumulated deficit of $409.0 million, and an outstanding term loan balance of $40.0 million plus a $2.4 million final payment due at maturity under the Hercules Loan Agreement (excluding unamortized debt discount and issuance costs). Based on our current planned operations, we expect our cash and cash equivalents balance, as well as other sources of liquidity, will enable us to fund our operations for at least the next 12 months from the date of this Quarterly Report and beyond.

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

Our material cash requirements include principal and interest payments under the Hercules Loan Agreement, payments under our operating leases, and purchase commitments with our third-party manufacturers and suppliers. Under the Hercules Loan Agreement, following the expiration of the interest-only period on August 1, 2027, we will be required to make monthly payments of principal and interest through the maturity date of July 1, 2028, at which time the remaining principal balance and the final payment fee will be due.

Hercules Capital Loan Agreement

As of September 30, 2026, we had $40.0 million of outstanding term loan borrowings under the Hercules Loan Agreement (together with any additional term loans funded thereunder, the "Term Loans"), and up to an additional $25.0 million is available to draw through the end of the interest-only period, subject to the sole approval of Hercules’ investment committee. The Term Loans accrue interest at a floating annual rate equal to the greater of 10.35% or the Wall Street Journal prime rate (the "Prime Rate") plus 2.35%, with the interest rate equal to 10.35% at September 30, 2026, and mature on July 1, 2028. Under the third amendment to the Hercules Loan Agreement, the interest-only period extends through February 1, 2027, which was further extended to August 1, 2027 pursuant to a fourth amendment entered into in October 2026. The Hercules Loan Agreement contains customary affirmative and negative covenants, including minimum cash and revenue covenants, and we were in compliance with all covenants as of September 30, 2026. For additional information regarding the Hercules Loan Agreement, including the related common stock warrants, see Note 5, Debt and Note 11, Subsequent Events, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report.

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

Interest Rate Risk

Our exposure to interest rate risk is principally confined to our cash and cash equivalents and the Term Loans under the Hercules Loan Agreement.

As of September 30, 2026, we had cash and cash equivalents of $77.4 million, which consisted of bank deposits, money market funds, and U.S. Treasury debt securities. Cash and cash equivalents are affected by variable, short-term, market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary policies, domestic and international economic and political considerations, and other factors that are beyond our control. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.

In January 2024, we entered into the Hercules Loan Agreement. The Term Loans accrue interest at a floating annual rate equal to the greater of 10.35%, or the Prime Rate plus 2.35%, with the interest rate equal to 10.35% at September 30, 2026. Because the Term Loans bear interest at variable, short-term rates we are exposed to changes in market interest rates that could impact the cost of servicing debt.

There have been no material changes to our primary risk exposures from those described under the heading "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, which are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in various legal proceedings, regulatory matters, and other disputes or claims arising in the normal course of our business activities, including actions with respect to intellectual property, employment, regulatory and product liability. Except as set forth in Note 6, Commitments and Contingencies, to the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report, we do not believe we are currently a party to any legal proceedings, regulatory matters, or other disputes or claims which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, financial condition, operating results, liquidity or future prospects. However, regardless of the merit of the claims raised or the outcome, these ordinary course matters can have an adverse impact on us as a result of legal costs, diversion of management’s time and resources, and other factors.

Item 1A. Risk Factors.

An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all the information under the heading, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," as well as in our unaudited condensed consolidated financial statements and the related notes contained in this Quarterly Report. In addition, you should carefully consider the risks and uncertainties described under the heading "Risk Factors," in our Annual Report, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, results of operations, financial condition, liquidity, and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view to be material, could have a material adverse effect on our business, results of operations, financial condition, liquidity, and prospects.

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

During the three months ended September 30, 2026, none of our officers or directors (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of Sight Sciences, Inc.	8-K	001-40587	3.1	7/19/21
3.2	Amended and Restated Bylaws of Sight Sciences, Inc.	8-K	001-40587	3.2	7/19/21
10.1	Employment Agreement between Sight Sciences, Inc. and Kashif Rashid, dated August 7, 2026					*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGHT SCIENCES, INC.

Date: November 4, 2026	By:	/s/ James Rodberg
James Rodberg
Chief Financial Officer
(Principal Financial and Accounting Officer)